Form 10-K
period 1993-12-31
GTE NORTHWEST INC
filed 1994-03-31
CIK 40877

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required}

For the fiscal year ended         December 31, 1993
                          ---------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 19334 [Fee Required]

For the transition period from ___________________ to _______________________

Commission File Number            0-2908
                        -----------------------------------------------------

                            GTE NORTHWEST INCORPORATED
- -----------------------------------------------------------------------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              WASHINGTON                            91-0466810
- --------------------------------------    -----------------------------------
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      1800 41st Street, Everett, Washington                  98201
- --------------------------------------------      ---------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code          206-261-5321
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH WAS REGISTERED
- ---------------------------------------     -----------------------------
                 NONE
- ---------------------------------------     -----------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                NONE
- -----------------------------------------------------------------------------
                            (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ____

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                    YES     X       NO
                                                           ----         -----

THE COMPANY HAD 17,920,000 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

                      DOCUMENT INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).

                              TABLE OF CONTENTS

     Item                                                            Page
     ----                                                            ----

   PART I

       1.  Business                                                     1

       2.  Properties                                                   4

       3.  Legal Proceedings                                            4

       4.  Submission of Matters to a Vote of Security Holders          4

  PART II

       5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters                                          5

       6.  Selected Financial Data                                      5

       7.  Management's Discussion and Analysis of Financial            5
           Condition and Results of Operations

       8.  Financial Statements and Supplementary Data                  5

       9.  Changes in and Disagreements with Accountants on             5
           Accounting and Financial Disclosure

 PART III

      10.  Directors and Executive Officers of the Registrant           6

      11.  Executive Compensation                                      10

      12.  Security Ownership of Certain Beneficial Owners and
           Management                                                  17

      13.  Certain Relationships and Related Transactions              18

  PART IV

      14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                 19

                                    PART I


Item 1.  Business

GTE Northwest Incorporated (the Company) (formerly General Telephone Company of the Northwest, Inc., formerly West Coast Telephone Company) was incorporated in Washington on March 31, 1964. The Company is a wholly-owned subsidiary of GTE Corporation (GTE). Together with its wholly-owned subsidiary, GTE West Coast Incorporated, the Company provides communications services in the states of California, Idaho, Montana, Oregon and Washington.

On February 23, 1993, the Idaho properties of Contel of the West, Inc. were purchased by the Company. On February 26, 1993, Contel of the Northwest, Inc. merged into the Company. Both Contel of the West, Inc. and Contel of the Northwest, Inc. were wholly-owned subsidiaries of Contel Corporation (a wholly-owned subsidiary of GTE). The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests."

On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 17,000 access lines) in the state of Idaho to Citizens Utilities Company.

The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs in Idaho and Montana. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the
Company's  local  facilities.   End  user business  and residential customers
are also charged for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served has grown steadily from 934,856 on January 1, 1989 to 1,271,916 on December 31, 1993.

The following table denotes the access lines in the states in which the Company operates as of December 31, 1993:

                                         Access
             State                    Lines Served
             -----                    ------------
          Washington                     753,005
          Oregon                         397,799
          Idaho                          101,474
          California                      12,010
          Montana                          7,628
                                       ---------
             Total                     1,271,916
                                       =========

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                           Years Ended December 31
                                  ---------------------------------------------
                                   1993           1992               1991
                                   ----           ----               ----
                                      (Thousands of Dollars)

Local Network Services          $ 331,369       $ 321,575          $ 303,880
% of Total Revenues                    38%             36%                36%

Network Access Services         $ 370,980       $ 382,997          $ 379,382
% of Total Revenues                    42%             43%                45%

Long Distance Services          $  14,444       $  17,789          $  16,994
% of Total Revenues                     2%              2%                 2%

Equipment Sales and Services    $  77,989       $  78,279          $  80,272
% of Total Revenues                     9%              9%                 9%

Other                           $  80,513       $  86,147          $  67,365
% of Total Revenues                     9%             10%                 8%


At December 31, 1993, the Company had 4,509 employees. The Company has written agreements with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1993, agreements were reached on two contracts with the IBEW. During 1994, there are no contracts which will expire.


Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Montana, Oregon and Washington as to its intrastate business operations and the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed  new  systems  in  certain markets to  bypass  the  local  exchange
network.   Additional competition from interexchange carriers as well as
wireless companies   continues   to   evolve   for  both   intrastate   and
interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1991, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the united States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In  1992,  the  FCC  issued  a "video dialtone" ruling  that  allows  telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in many of the states in which the Company provides service.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (82%), customer premises equipment (14%), company facilities (1%) and other (3%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $1.2 billion and property retirements of $0.5 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 32, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 27 to 31, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 25, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                       PART III


Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 21, 1994 are listed below along with their business experience during the past five years.

a.  Identification of Directors


                           Director
       Name         Age      Since               Business Experience
       ----         ---    --------    ----------------------------------------

Kent B. Foster      50     1993        Vice Chairman of the Board of Directors
                                       of GTE Corporation, October 1993.
                                       President, GTE Telephone Operations,
                                       1989; Director, GTE Corporation, 1992;
                                       Director, all GTE domestic telephone
                                       subsidiaries, 1993; Director, BC
                                       Telecom, Inc.; Director, Compania
                                       Anonima Nacional Telefonos de
                                       Venezuela; Director, National Bank of
                                       Texas.

Richard M. Cahill   55     1993        Vice President - General Counsel of GTE
                                       Telephone Operations, 1988; Director,
                                       all GTE domestic telephone
                                       subsidiaries, 1993; Director, GTE
                                       Vantage Incorporated, 1991; Director,
                                       GTE Intelligent Network Services
                                       Incorporated, 1993.

Gerald K. Dinsmore  44     1993        Senior Vice President - Finance and
                                       Planning for GTE Telephone Operations,
                                       1994. Vice President - Finance, GTE
                                       Telephone Operations, 1993; Vice
                                       President - Intermediary Customer
                                       Markets, GTE Telephone Operations,
                                       1991.  President, South Area, GTE
                                       Telephone Operations, 1992; Director,
                                       all GTE domestic telephone
                                       subsidiaries, 1993.

Michael B. Esstman  47     1993        Executive Vice President-Operations,
                                       GTE Telephone Operations, 1993;
                                       President, Central Area, GTE Telephone
                                       Operations, 1991.  President, Contel
                                       Eastern Region, Telephone Operations
                                       Sector, 1983; Director, AG
                                       Communications System; Director, all
                                       GTE domestic telephone subsidiaries,
                                       1993.

Larry J. Sparrow    50     1992        Director and President, GTE California
                                       Incorporated and GTE Northwest
                                       Incorporated; Director and Chairman of
                                       the Board and Chief Executive Officer
                                       of GTE Hawaiian Telephone Company
                                       Incorporated, 1992; Vice President -
                                       Regulatory and Governmental Affairs,
                                       GTE Telephone Operations, 1989;
                                       Director, California Chamber of
                                       Commerce; Director, The Los Angeles
                                       Area Chamber of Commerce; Director,
                                       California Economic Development
                                       Corporation.

Thomas W. White     47     1993        Executive Vice President of GTE
                                       Telephone Operations, 1993; Senior Vice
                                       President - General Office Staff, GTE
                                       Telephone Operations, 1989; Director,
                                       all GTE domestic telephone
                                       subsidiaries, 1993; Director, Quebec-
                                       Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during March, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

All of the directors, with the exception of Mr. Sparrow, were elected December 10, 1993 following the resignations from the Board of Donald M. Anderson, J. Cleve Borth, Walter A. Dods, Jr., Elizabeth A. Edwards, Admiral Ronald J. Hays, William N. Lampson, Dr. John N. Lein, Donald A. Lockwood, Harry F. Magnuson, Charles T. Manatt, Esq. and James B. Thayer.


b.  Identification of Executive Officers

                                     Year
                                   Assumed
                                   Current
          Name               Age   Position        Position with Company
       ---------             ---   --------   --------------------------------

Larry J. Sparrow(1)          50      1992    Area President - West

Elizabeth A. Edwards         42      1991    Regional Vice President - General
                                               Manager-Northwest

Anthony W. Armstrong         47      1984    Regional Vice President - External
                                               Affairs-Northwest

Clark Michael Crawford (1)   47      1992    Area Vice President - General
                                               Manager

Jorge Jackson (1)(2)         49      1993    Area Vice President - Public
                                               Affairs

Timothy J. McCallion (1)(3)  40      1993    Area Vice President - Regulatory
                                               and Governmental Affairs

Robert G. McCoy (1)          49      1992    Area Vice President - Sales

Richard J. Nordman (1)(4)    44      1993    Area Vice President - Finance

Kenneth K. Okel (1)          47      1991    Area Vice President - General
                                               Counsel and Secretary

Ronald E. Pejsa (1)(5)       50      1993    Area Vice President - Human
                                               Resources

                                     Year
                                   Assumed
                                   Current             Position with
            Name             Age   Position     GTE Telephone Operations (6)
            ----             ---   --------  ---------------------------------

Kent B. Foster               50      1989    President

Michael B. Esstman (7)       47      1993    Executive Vice President -
                                               Operations

Thomas W. White              47      1989    Executive Vice President

Guillermo Amore              55      1990    Senior Vice President -
                                               International

Gerald K. Dinsmore (8)       44      1993    Senior Vice President - Finance
                                               and Planning

Robert C. Calafell (9)       52      1993    Vice President - Video Services

A. T. Jones                  54      1992    Vice President - International

Brad M. Krall (10)           52      1993    Vice President - Centralized
                                               Services

Donald A. Hayes              56      1992    Vice President - Information
                                               Technology

Richard L. Schaulin          51      1989    Vice President - Human Resources

Clarence F. Bercher          50      1991    Vice President - Sales

Mark S. Feighner             45      1991    Vice President - Product
                                               Management

Geoff C. Gould               41      1989    Vice President - Regulatory and
                                               Governmental Affairs

G. Bruce Redditt             43      1991    Vice President - Public Affairs

Richard M. Cahill            55      1989    Vice President and General Counsel

Leland W. Schmidt            60      1989    Vice President - Industry Affairs

Paul E. Miner                49      1990    Vice President - Regional
                                               Operations Support

Katherine J. Harless         43      1992    Vice President- Intermediary
                                               Markets

William M. Edwards, III(11)  45      1993    Controller


Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

- ----------
NOTES:

 (1) Individual is an executive officer for West Area which is comprised of GTE California Incorporated, GTE Hawaiian Telephone Company Incorporated and GTE Northwest Incorporated.

 (2) Jorge Jackson was appointed Area Vice President - Public Affairs effective November 12, 1993, replacing Jim J. Parrish who retired.

 (3) Timothy J. McCallion was appointed Area Vice President- Regulatory and Governmental Affairs effective November 21, 1993, replacing Keith M. Kramer who retired.

 (4) Richard J. Nordman was appointed Area Vice President - Finance effective November 7, 1993, replacing Paul R. Shuell.

 (5) Ronald E. Pejsa was appointed Area Vice President - Human Resources effective October 24, 1993, replacing James R. Poling who retired.

 (6) Position is with, and duties are performed at, the GTE Telephone Operations General Office Headquarters in Irving, Texas.

 (7) Michael B. Esstman was appointed Executive Vice President - Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

 (8) Gerald K. Dinsmore, previously South Area President, was appointed Senior Vice President - Finance and Planning effective November 21, 1993, replacing John L. Hume who retired.

 (9) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(10) Brad   M.  Krall  was  appointed  Vice  President  -  Centralized  Services effective November 7, 1993.

(11) William M. Edwards, III was appointed Controller effective November 7, 1993 replacing John D. Utzinger.



Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                            SUMMARY COMPENSATION TABLE

The  following table sets forth information about the compensation of the Chief
Executive Officer and each of the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.

                                                                              Long-Term Compensation
                                                                     ------------------------------------------
                                      Annual Compensation                 Awards               Payments
                                  -------------------------          ----------------   -----------------------
       (a)             (b)         (c)        (d)      (e)            (f)      (g)       (h)         (i)
                                                      Other                                          All
                                                      Annual                                        Other
Name and Principal                                    Compen-                 Options    LTIP       Compen-
Position in Group     Year    Salary($)(1)  Bonus($)  sation($)    Awards(#)  SARs(#)   Payments   sation($)(4)
- ------------------    ----    ------------  --------  ---------    ---------  --------  --------   ------------
Larry J. Sparrow(2)   1993      45,580      32,185       2,357         --      14,500     7,101        1,366
  President           1992      38,138      40,204      10,797         --       9,000     8,835        1,095

Elizabeth A.          1993     141,231      37,100       1,657         --       2,700        --        4,237
 Edwards(3)
  Regional Vice       1992     139,591      55,577      19,052         --          --        --        4,196
  President-General   1991      53,538      48,100      84,585         --       2,300        --        3,582
  Manager-Northwest

Anthony W. Armstrong  1993     124,700      21,200       2,354         --          --        --        3,597
  Regional Vice       1992     124,725      34,797         544         --          --        --        3,749
  President-External  1991     103,842      37,600       1,019         --          --        --        3,409
  Affairs-Northwest

Kent B. Foster        1993      41,156      37,804       1,337         --      58,800     8,326          462
  President-GTE       1992      34,642      40,475         678         --          --    12,600          441
  Telephone           1991      24,801      33,524       1,920         --     133,300    13,978          362
  Operations

Thomas W. White       1993      23,370      20,093         518         --      22,600     3,747          502
  Executive Vice      1992      20,514      20,302         275         --          --     5,646          441
  President-GTE       1991      15,405      16,817         211         --      57,600     7,426          362
  Telephone
  Operations

- ----------
(1) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Sparrow, Foster and White, for whom allocated amounts are shown above, is $432,159, $1,129,356 and $618,575, respectively, for 1992.

(2) Mr. Sparrow became Area President - West in March 1992.

(3) Ms. Edwards became Regional Vice President - General Manager - Northwest in July 1991. The 1991 Other Annual Compensation amount includes relocation costs.

(4) All Other Compensation includes Company contributions to defined contribution plans.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

The  following table shows all grants of options to the named executive officers of the Company in 1993.  Pursuant to  Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options  granted  at the  end of  the  option  terms  (ten  years) if the stock price were to  appreciate
annually  by  5%  and  10%, respectively.   There is no assurance that the stock
price will appreciate at the rates shown in the  table.   The table  also
indicates  that if the stock price does not appreciate, there will be no increase  in  the  potential realizable value of the options granted.


                                                                   Potential Realizable Value at Assumed
                                                                      at Annual Rate of Stock Price
                        Individual Grants(1)                          Appreciation for Option Term
                ---------------------------------------------     --------------------------------------
     (a)                  (b)            (c)         (d)        (e)      (f)      (g)         (h)
                                    Percent of
                                      Total
                                     Options/
                                   SARs Granted   Exercise
                                    to All GTE    Or Base
                     Option/SARs   Employees in    Price    Expiration
Name                 Granted (#)    Fiscal Year    ($/SH)      Date      0%        5%            10%
- ----                 -----------   ------------   --------  ----------  ----      ----          ----
Larry J. Sparrow         14,500       0.72%        $35.0625   02/15/03    $0     $ 319,734    $810,269
Elizabeth A. Edwards      2,700       0.14          35.0625   02/15/03     0        59,537     150,878
Anthony W. Armstrong          0        N/A                0   00/00/00     0             0           0
Kent B. Foster           48,400       2.42          35.0625   02/15/03     0       246,087     623,632
                         10,400       0.52          37.6250   10/12/03     0       108,048     273,815
Thomas W.White           17,600       0.88          35.0625   02/15/03     0       388,091     983,499
                          5,000       0.25          35.5000   06/02/03     0     1,116,629     282,890

- ----------
(1) Under the Long-Term Incentive Plan, options are presently granted with tandem stock appreciation rights ("SARs"). One-third of these grants vest annually commencing one year after the date of grant.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during 1993 and the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE Common Stock on December 31, 1993.

    (a)                    (b)               (c)                    (d)                            (e)
                                                                                            Value of Unexercised
                           Shares                                Number of Unexercised     In-the-Money Options/SARs($)
                          Acquired           Value              Options/SARs at FY-End            At FY-End($)
   Name                On Exercise(#)     Realized($)      Exercisable   Unexercisable     Exercisable      Unexercisable
   ----                ------------       -----------      -----------   -------------     ------------     -------------
Larry J. Sparrow               0         $       0           22,700         30,600        $   66,130         $  55,068
Elizabeth A. Edwards           0                 0            5,133          3,467            46,286             2,445
Anthony W. Armstrong           0                 0                0              0                 0                 0
Kent B. Foster            70,517         1,447,800           99,450        125,450           341,551           212,447
Thomas W. White           20,000           390,000           63,600         51,400           393,150            91,800


Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE Long-Term Incentive Plan (LTIP) provides for awards, currently in the form of stock options with tandem stock appreciation rights and cash bonuses, to participating employees. The stock options and stock appreciation rights awarded under the LTIP to the five most highly compensated individuals in 1993 are shown in the table on page 10.

Under the LTIP, performance bonuses are paid in cash based on the achievement of pre-established goals for GTE's return on equity (ROE) over a three-year award cycle. Performance bonuses are denominated in units of GTE Common Stock ("Common Stock Units") and are maintained in a Common Stock Unit Account.


At  the  time performance targets are established for the three-year  cycle,  a
Common  Stock  Unit Account is set up for each participant who is  eligible  to receive a cash award under the LTIP.  An initial dollar amount for each account is  determined  based on the competitive performance bonus grant  practices  of other  major  companies  in  the telecommunications  industry  and  with  other selected  corporations that are comparable to GTE in terms of  revenue,  market value  and  other quantitative measures.  That amount is then  divided  by  the average  market price of GTE Common Stock for the calendar week  preceding  the day the account is established to determine the number of Common Stock Units in
the  account.   The value of the account increases or decreases  based  on  the market  price  of  the  GTE Common Stock.  An amount  equal  to  the  dividends declared  on an equivalent number of shares of GTE Common Stock is  added  each time  a  dividend is paid.  This amount is then converted into  the  number  of
Common  Stock  Units  obtained by dividing the amount of the  dividend  by  the average  price of the GTE Common Stock on the composite tape of  the  New  York
Stock Exchange on the dividend payment date and added to the Common Stock  Unit
Account.   Messrs.  Sparrow, Foster and White are the only individuals  of  the five most highly compensated individuals eligible to receive a cash award under
the  LTIP.   The number of Common Stock Units initially allocated  in  1993  to their  accounts and estimated future payouts under the LTIP are  shown  in  the following table.
                                                         Estimated Future Payouts
                                                         Under Non-Stock Price Based
                                                                 Plans(1)
                                                    ---------------------------------------
(a)                     (b)             (c)             (d)           (e)         (f)
                                       Performance
                        Number of        Or Other
                       Shares, Units   Period Until
                        Or Other        Maturation
       Name             Rights           Or Payout   Threshold(2)   Target(3)   Maximum(4)
       ----            -------------   ------------  ------------   ---------   ----------
Larry J. Sparrow        2,000           3 years           375         1,874
Elizabeth A. Edwards        0           N/A                 0             0
Anthony W. Armstrong        0           N/A                 0             0
Kent B. Foster          6,100           3 years         1,428         7,139
                          670           2 years           149           743
                          326           1 year             69           343
                        1,620           26 months         365         1,827
                          854           14 months         183           913
                          119           2 months           24           121
Thomas W. White         2,400           3 years           562         2,809
                          471           32 months         109           545
                          292           20 months          64           320
                          114           8 months           24           118

- ----------
(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1993. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The level of average ROE during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 20% of the target award. Below the minimum acceptable performance level, no award is earned.

(3) The average ROE target during the cycle which represents outstanding GTE performance and which, if attained, results in payment of 100% of the target award.

(4) This column has intentionally been left blank because it is not  possible to
    determine the maximum award until the award cycle has  been completed.   The
    maximum amount of the award is limited by the amount the actual ROE exceeds the targeted ROE. If GTE's average ROE during the cycle exceeds the performance target, additional bonuses may be earned according to the following schedule:


           Performance Increment Above     Added Percentage
          Maximum ROE Performance Target   to Maximum Awards
          ------------------------------   -----------------
             First and Second   0.1%              +2%
             Third and Fourth   0.1%              +3%
             Fifth and above    0.1%              +4%

   For example, if average ROE performance exceeds the ROE target by 0.5%, the performance bonus will equal 114% of the target award.



Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Sparrow, Foster and White regarding benefits to be paid in the event of a change in control of GTE (a "Change in Control").

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreements) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Sparrow, Foster and White provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. However, there will be no duplication of benefits.

The Agreements remain in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                              PENSION PLAN TABLE

                                         Years of Service
Final Average       ---------------------------------------------------------
  Earnings          15             20           25         30           35
  --------       ---------     ---------    ---------   ---------  ----------

$    150,000    $  31,604      $  42,138   $  52,672   $  63,207   $  73,742
     200,000       42,479         56,638      70,797      84,957      99,117
     300,000       64,229         85,638     107,048     128,457     149,867
     400,000       85,979        114,638     143,298     171,957     200,617
     500,000      107,729        143,638     179,548     215,457     251,367
     600,000      129,479        172,638     215,798     258,957     302,117
     700,000      151,229        201,638     252,048     302,457     352,867
     800,000      172,979        230,638     288,298     345,957     403,617
     900,000      194,729        259,638     324,548     389,457     454,367
   1,000,000      216,479        288,638     360,798     432,957     505,117
   1,200,000      259,979        346,638     433,298     519,957     606,617

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from this plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under this plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of March 1, 1994, the credited years of service under the plan for Mr. Sparrow, Ms. Edwards, Messrs. Armstrong, Foster and White are 26, 17, 20, 23 and 25, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation plan are limited to certain maximum amounts. GTE maintains a Supplemental Executive Retirement Plan (SERP), which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Service Corporation pension plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under management incentive plans as determined by the Executive Compensation and Organizational Structure Committee.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Mr. Sparrow, Ms. Edwards, Messrs. Armstrong, Foster and White a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.

Directors' Compensation:

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                          Name and                Shares of
     Title               Address of               Beneficial       Percent
    of Class          Beneficial Owner            Ownership        of Class
    --------          ----------------            ----------     -----------
    Common Stock of   GTE Corporation             17,920,000         100%
    GTE Northwest     One Stamford Forum          shares of
    Incorporated      Stamford, Connecticut        record
                      06904

(b)  Security Ownership of Management as of December 31, 1993:


                       Name of Director or Nominee
                       ---------------------------
Common Stock of        Richard M. Cahill (1)          37,188      All less
GTE Corporation        Gerald K. Dinsmore (1)         18,503       than 1%
                       Michael B. Esstman             54,051
                       Kent B. Foster                168,299
                       Larry J. Sparrow               33,749
                       Thomas W. White                83,071
                                                     -------
                                                     394,861
                                                     =======

                       Executive Officers(1)(2)
                       ------------------------
                       Larry J. Sparrow               33,749
                       Elizabeth A. Edwards           11,256
                       Anthony W. Armstrong            1,451
                       Kent B. Foster                168,299
                       Thomas W. White                33,749
                                                     -------
                                                     248,504
                                                     =======
                       All directors and executive
                       officers as a group(1)(2)     771,063
                                                     =======
- ----------
(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

(2) Included  in the number of shares beneficially owned by Mr. Sparrow,  Ms.
    Edwards, Messrs. Armstrong, Foster and White and all directors and executive officers as a group are 27,537; 6,033; 0; 115,583; 69,466 and 522,451, shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c) There were no changes in control of the Company during 1993.


Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 5 - 25 , for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

        Report of Independent Public Accountants.

        Consolidated Balance Sheets - December 31, 1993 and 1992.

        Consolidated Statements of Income for the years ended December 31, 1993-1991.

        Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

        Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

        Notes to Consolidated Financial Statements.

   (2)  Financial Statement Schedules - Included in Part IV  of
        this report for the years ended December 31, 1993-1991:
                                                                  Page(s)
                                                                  -------
        Report of Independent Public Accountants                     21

        Schedules:

           V - Property, Plant and Equipment                      22-24

          VI - Accumulated Depreciation and Amortization of
               Property, Plant and Equipment                         25

        VIII - Valuation and Qualifying Accounts                     26

           X - Supplementary Income Statement Information            27

Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

   (3)  Exhibits - Included in this report or incorporated by reference.

        2.1 Plan of Merger of Contel of the Northwest, Inc. into GTE Northwest Incorporated dated November 18, 1992.

        13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.
- ----------
      * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To GTE Northwest Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GTE Northwest Incorporated and subsidiary's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Dallas, Texas
January 28, 1994.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Thousands of Dollars)
- -------------------------------------------------------------------------------------------------------------
              Column A                         Column B     Column C     Column D      Column E     Column F
           ---------------                   ------------ -----------  -------------  ----------  ------------
                                              Balance at   Additions    Retirements      Other      Balance at
                                              Beginning     at Cost      or Sales     Debits or     Close of
           Classification                      of Year      (Note 1)     (Note 2)     (Credits)      Year
- -------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE PROPERTY, stated at original cost:
  Land                                        $   12,329   $      165   $       --  $      159   $   12,653
  Buildings                                      216,471       12,362        5,539       2,115      225,409
  Central office equipment                     1,077,084      126,290       67,322      (1,197)   1,134,855
  Station apparatus                               37,194        2,163          893        (211)      38,253
  Cable, underground conduit, etc.             1,150,722      138,317       50,163         935    1,239,811
  Furniture and office equipment                 104,424       10,850       43,493      26,849       98,630
  Vehicles and other work equipment               65,562        7,051        8,678       6,855       70,790
  Telephone plant adjustment (3)                     --            --       17,663          --      (17,663)
  Telephone plant under construction              48,661       (1,247)          --          --       47,414
                                             -----------   ----------    ---------   ---------   ----------
    Total Telephone Plant                      2,712,447      295,951      193,751      35,505    2,850,152

NONREGULATED PLANT                                70,796        3,490        1,298     (36,830)      36,158
                                             -----------  -----------   ----------  ----------   ----------
    Total Property, Plant and Equipment       $2,783,243   $  299,441   $  195,049  $   (1,325)  $2,886,310
                                             ===========  ===========   ==========  ===========  ==========

- ----------
NOTES:

(1) Reconciliation of capital expenditures disclosed in Consolidated Statement of Cash Flows:

     Capital expenditures per Consolidated Statements of Cash Flows     $ 251,373
                      Acquisition of assets in Idaho                       24,807
                      Acquired reserve                                     23,261
                                                                        ---------
     Total additions per Column C above                                 $ 299,441
                                                                        =========

(2) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(3)  Represents Montana plant held for sale.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------
             Column A                            Column B    Column C    Column D      Column E      Column F
             --------                            --------    --------    --------      --------      --------
                                                                                         Other
                                                 Balance at              Retirements   Debits or     Balance at
                                                 Beginning   Additions    or Sales     (Credits)      Close of
           Classification                         of Year     at Cost     (Note 1)      (Note 2)        Year
- ----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE PROPERTY, stated at original cost:
  Land                                         $   11,749    $    677    $    --        $   (97)   $   12,329
  Buildings                                       209,968      10,855       1,718        (2,634)      216,471
  Central office equipment                        997,366     135,248      67,985        12,455     1,077,084
  Station apparatus                                33,377       3,540          53           330        37,194
  Cable, underground conduit, etc.              1,045,591     107,044       6,556         4,643     1,150,722
  Furniture and office equipment                  121,014       8,608         192       (25,006)      104,424
  Vehicles and other work equipment                65,618       7,131       2,414        (4,773)       65,562
  Telephone plant under construction               81,195     (30,216)         --        (2,318)       48,661
                                               ----------    --------     -------       -------     ----------
    Total Tangible Property                     2,565,878     242,887      78,918       (17,400)    2,712,447
INTANGIBLES                                            28          --          28            --            --
                                                ---------    --------     --------      -------     ---------
    Total Telephone Plant                       2,565,906     242,887      78,946       (17,400)    2,712,447
NONREGULATED PLANT                                 34,928       3,156         684        33,396        70,796
                                                ---------     -------     -------       -------    ----------
    Total Property, Plant and Equipment        $2,600,834  $  246,043    $ 79,630    $   15,996    $2,783,243
                                               ==========  ==========  ==========    ==========    ==========

- ----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 3).

(2) Represents adjustments in 1992 due to the adoption of SFAS No. 109, prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (Thousands of Dollars)
- -----------------------------------------------------------------------------------------------------------------------
             Column A                          Column B     Column C      Column D        Column E     Column F
             --------                          --------     --------      --------        --------     --------
                                                                                            Other
                                               Balance at                                 Debits or    Balance at
                                               Beginning    Additions     Retirements     (Credits)     Close of
           Classification                       of Year      at Cost       or Sales        (Note 1)       Year
- -----------------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE PROPERTY, stated at original cost:
  Land                                         $   11,798   $      130    $       --    $     (179)  $   11,749
  Buildings                                       199,585       13,614         1,454        (1,777)     209,968
  Central office equipment                        954,271       93,466        50,785           414      997,366
  Station apparatus                                31,695        1,899           217            --       33,377
  Station connections                              73,387           --        73,387            --           --
  Cable, underground conduit, etc.                950,158      119,433        24,415           415    1,045,591
  Furniture and office equipment                  118,509        8,091           306        (5,280)     121,014
  Vehicles and other work equipment                60,760        7,952         1,777        (1,317)      65,618
  Telephone plant under construction               59,136       18,638            --         3,421       81,195
  Property held for future telephone use               11           --            --           (11)          --
                                              -----------   ----------    ----------    ----------   ----------
      Total Tangible Property                   2,459,310      263,223       152,341        (4,314)   2,565,878
INTANGIBLES                                            25           --            --             3           28
                                              -----------   ----------    ----------    ----------   ----------
      Total Telephone Plant                     2,459,335      263,223       152,341        (4,311)   2,565,906
NONREGULATED PLANT                                 24,875        1,388           101         8,766       34,928
                                               ----------   ----------    ----------    ----------   ----------
  Total Property, Plant and Equipment          $2,484,210   $  264,611    $  152,442    $    4,455   $2,600,834
                                               ==========   ==========    ==========    ==========   ==========

- ----------
NOTE:

(1) Primarily represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------
       Column A                    Column B       Column C     Column D      Column E      Column F
       --------                    --------       --------     --------      --------      --------
                                                  Additions                   Other
                                                  Charged to                 Charges -
                                   Balance at     Costs and                    Add          Balance at
                                   Beginning       Expenses    Retirements   (Deduct)         End of
      Description                  of Period       (Note 1)     (Note 2)     (Note 3)         Period
- ----------------------------------------------------------------------------------------------------------
Accumulated depreciation
  and amortization for
  the year ended:

  December 31, 1993                $  857,583     $  166,134   $  177,422    $   40,740    $  887,035
                                   ==========     ==========   ==========    ==========    ==========
  December 31, 1992                $  778,875     $  154,707   $   79,540    $    3,541    $  857,583
                                   ==========     ==========   ==========    ==========    ==========
  December 31, 1991                $  776,073     $  155,519   $  152,167    $     (550)   $  778,875
                                   ==========     ==========   ==========    ==========    ==========

- ----------
NOTES:

(1) Reference is made to Note 1  of  Notes to Consolidated Financial Statements
    with respect to depreciation policy:
                                                       1993           1992        1991
                                                       ----           ----        ----
        Total as shown in Consolidated             $  167,448     $  157,214    $  155,769
          Statements of Income
        General office allocations                     (2,162)        (1,746)         (903)
        Other                                             848           (761)          653
                                                   ----------     ----------    ----------
        Total as shown above                       $  166,134     $  154,707    $  155,519
                                                   ==========     ==========    ==========

(2) Represents:   Retirements or sales
                   credited to property,
                   plant and equipment
                   (Schedule V)                      $  195,049     $   79,630    $  152,442
                  Montana assets held for sale          (17,663)            --            --
                  Other                                      36            (90)         (275)
                                                     ----------     ----------    ----------
                  Total as shown above               $  177,422     $   79,540    $  152,167
                                                     ==========     ==========    ==========

(3) Represents:   Salvage (including                 $   33,403     $    3,780    $    5,358
                   properties sold in 1993)
                  Removal costs                          (7,328)        (7,946)       (8,151)
                  Other                                  14,665          7,726         2,243
                                                     ----------     ----------    ----------
                  Total as shown above               $   40,740     $    3,560    $     (550)
                                                     ==========     ==========    ==========

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------
       Column A                       Column B                 Column C                 Column D        Column E
       --------                       --------         --------------------------       --------        --------
                                                               Additions
                                                       --------------------------
                                                                        Charged       Deductions
                                       Balance at      Charged          to Other         from         Balance at
                                       Beginning          to            Accounts       Reserves        Close of
   Description                          of Year         Income          (Note 1)       (Note 2)          Year
- ------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the year ended:

  December 31, 1993                  $    3,654      $   12,724         $   13,690    $   23,466   $    6,602
                                     ==========      ==========         ==========    ==========   ==========
  December 31, 1992                  $    2,265      $    9,340         $   18,471    $   26,422   $    3,654
                                     ==========      ==========         ==========    ==========   ==========
  December 31, 1991                  $    4,741      $    7,750         $    8,404    $   18,630   $    2,265
                                     ==========      ==========         ==========    ==========   ==========

- ----------
NOTES:

(1)  Recoveries of previously written-off amounts.

(2) Charges for purpose for which reserve was created. Represents write-offs of receivable accounts.

                         GTE NORTHWEST INCORPORATED AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)

- ------------------------------------------------------------------------------
             Column A                          Column B
           ---------------         -------------------------------------------
                Item                   Charged to Operating Expenses
- ------------------------------------------------------------------------------

                                         1993           1992           1991
                                      ----------     ----------     ----------
Maintenance and repairs               $  144,364     $  136,018     $  140,579
                                      ==========     ==========     ==========
Taxes, other than payroll and
  income taxes,  are as follows:

  Real and personal property          $   28,742     $   21,207     $   26,461
  State gross receipts                    10,015          7,578          8,467
  Other                                    6,926          4,728          6,728
  Portion of above taxes charged
    to plant and other accounts           (4,333)        (4,301)        (4,450)
                                      ----------     ----------     ----------
Total                                 $   41,350     $   29,212     $   37,206
                                      ==========     ==========     ==========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GTE NORTHWEST INCORPORATED
                                              (Registrant)


Date  March 21, 1994                  By         LARRY J. SPARROW
      --------------                     ---------------------------
                                                 LARRY J. SPARROW
                                               Area President - West

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


LARRY J. SPARROW           President and Director                March 21, 1994
- ----------------           (Principal Executive Officer)
LARRY J. SPARROW


GERALD K. DINSMORE        Senior Vice President--Finance       March 21, 1994
- ------------------        and Planning and Director
GERALD K. DINSMORE        (Principal Financial Officer)



WILLIAM M. EDWARDS, III   Controller                            March 21, 1994
- -----------------------   (Principal Accounting Officer)
WILLIAM M. EDWARDS, III


RICHARD M. CAHILL         Director                              March 21, 1994
- -----------------
RICHARD M. CAHILL


MICHAEL B. ESSTMAN        Director                              March 21, 1994
- ------------------
MICHAEL B. ESSTMAN


KENT B. FOSTER            Director                              March 21, 1994
- --------------
KENT B. FOSTER

THOMAS W. WHITE           Director                              March 21, 1994
- ---------------
THOMAS W. WHITE