Form 10-Q
period 1994-03-31
GTE NORTHWEST INC
filed 1994-05-12
CIK 40877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

                                 (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended            March 31, 1994

                                     or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


For the transition period from                         to


Commission File Number:  0-2908


                        GTE NORTHWEST INCORPORATED
         (Exact name of registrant as specified in its charter)

           WASHINGTON                                         91-0466810
   (State or other jurisdiction of                          (I.R.S. Employer
    Incorporation or organization)                         Identification No.)


   1800 41st Street, Everett, Washington                          98201
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      206-261-5321



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES X   NO

The Company had 17,230,272 shares of no par value common stock and 689,728 shares of $25 par value common stock outstanding at April 30, 1994.
                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY



                                    INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE


     Condensed Consolidated Statements of Income . . . . . . . . . . . . . 1

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . . 2

     Condensed Consolidated Balance Sheets - Assets. . . . . . . . . . . . 4

     Condensed Consolidated Balance Sheets - Liabilities and
        Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . 5

     Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . 6

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . 7


PART II.  OTHER INFORMATION


     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . 8

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART I.  FINANCIAL INFORMATION


                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                                     1994           1993
                                                    (Thousands of Dollars)

OPERATING REVENUES:
  Local network services                         $    83,991 $    81,137
  Network access services                             98,185     95,319
  Long distance services                               3,655      3,728
  Equipment sales and services                        14,443     16,647
  Other                                               10,700     19,166

                                                     210,974    215,997

OPERATING EXPENSES:
  Cost of sales and services                          48,121     51,846
  Depreciation and amortization                       41,750     42,732
  Marketing, selling, general and
    administrative                                    73,530     75,017

                                                     163,401    169,595

  Net operating income                                47,573     46,402


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                    10,851     15,147
  Other - net                                         (1,564)        (1,636)


INCOME BEFORE INCOME TAXES                            38,286     32,891


INCOME TAXES                                          14,155     11,522


NET INCOME                                       $    24,131 $    21,369





  Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

  See Notes to Condensed Consolidated Financial Statements.




                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased 13% or $2.8 million for the quarter ended March 31, 1994 compared to the same period in 1993. The increase reflects lower operating and interest expenses due to cost reduction efforts partially offset by lower operating revenues primarily due to a change in directory publication dates.

Operating Revenues

Operating revenues decreased 2% or $5.0 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local network service revenues increased 4% or $2.9 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily due to growth in optional extended area service revenue.

Network access service revenues increased 3% or $2.9 million for the first three months of 1994 compared to 1993. The increase is due to increased minutes of use reflecting growth in network activity and favorable pooling activity partially offset by an additional rate reduction of $6.7 million in Washington effective February 11, 1994.

Long distance revenue was relatively unchanged for the three months ended March 31, 1994 as compared to the same period in 1993.

Equipment sales and services revenues decreased 13% or $2.2 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is due to lower private branch exchange sales and a reduction in single-line telephone rent revenue.

Other operating revenues decreased 44% or $8.5 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is due to lower directory advertising revenue reflecting a change in the life of directories and the timing of publication dates.

Operating Expenses

Operating expenses decreased 4% or $6.2 million for the first three months of 1994 compared to the same period in 1993. The decrease is primarily due to lower product costs reflecting a reduction in equipment sales and lower payroll, benefit and computer expenses due to lower headcount and other cost reduction efforts.

Other Expenses

Interest expense decreased 28% or $4.3 million for the first three months of 1994 compared to the same period in 1993. The decrease is due to the redemption of $125 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The Company refinanced the commercial paper on a long-term basis in May 1994 at 7 3/8%.


                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Income taxes increased 23% or $2.6 million for the three months ended March 31, 1994. The increase is primarily due to the increase in pretax income and also due to the declining effects of the amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first three months of 1994 was cash flow from operating activities of $73.8 million compared to $82.0 million for the same period in 1993.

Capital expenditures represent the largest use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and the introduction of new products and services. The Company's capital expenditures during the first three months of 1994 were $56.9 million compared to $47.4 million during the same period in 1993. The
Company's  anticipated  construction   costs  for   1994  are  approximately
$250 million. In 1993 the Company acquired, for book value ($25.0 million), the Idaho properties of Contel of the West, Inc., an affiliate.

Cash used for financing activities was $9.0 million in 1994 and 1993. The proceeds from the issuance of $20.0 million of commercial paper in 1994 were used to retire $13.8 million long-term debt and preferred stock. The Company issued $15.1 million of affiliate notes during 1994 compared to $28.1 million in 1993. The proceeds from the issuance of $125 million of 6 1/8% First Mortgage Bonds in February 1993 were used to pay down short-term debt. In May 1994, the Company issued $200 million of 7 3/8% First Mortgage Bonds to refinance short-term borrowings.

During the first quarter of 1994 the Company began implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program for operations, although external financing is available through the issuance of short-term or long-term debt. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from the parent, GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                   March 31, December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                           $    10,554 $     2,535
  Receivables, less allowances
    of $4,702 and $6,602, respectively               176,554    199,769
  Note receivable from affiliate                      15,065         --
  Materials and supplies, at average cost             16,892     12,375
  Deferred income tax benefits                        13,772     16,598
  Net assets held for sale                            10,013     10,013
  Prepayments and other                                3,698      6,487
    Total current assets                             246,548    247,777








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    2,913,658  2,886,310
  Accumulated depreciation                          (901,389)      (887,035)
    Net property, plant and equipment              2,012,269  1,999,275








OTHER ASSETS                                          58,496     56,517







    TOTAL ASSETS                                 $ 2,317,313 $ 2,303,569



  See Notes to Condensed Consolidated Financial Statements.




                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   March 31, December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   212,271 $   192,323
  Accounts payable                                    89,945    129,152
  Accrued taxes                                       61,346     54,776
  Accrued payroll and vacations                       18,459     15,994
  Accrued dividends                                   13,670         54
  Accrued interest                                    11,543     11,304
  Accrued restructuring costs and other               98,660     97,395
    Total current liabilities                        505,894    500,998



LONG-TERM DEBT                                       461,157    473,241



DEFERRED CREDITS, primarily deferred
  income taxes and investment tax credits            439,993    427,894



PREFERRED STOCK, subject to
  mandatory redemption                                 2,400      4,000



SHAREHOLDER'S EQUITY:
  Common stock                                       448,000    448,000
  Other capital                                       57,687     57,687
  Reinvested earnings                                402,182    391,749
    Total shareholder's equity                       907,869    897,436






    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,317,313 $ 2,303,569



  See Notes to Condensed Consolidated Financial Statements.




                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                          March 31,
                                                    1994           1993
                                                   (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    24,131 $    21,369

  Adjustments to reconcile net income to
    net cash from operating activities:
       Depreciation and amortization                  41,750     42,732
       Deferred income taxes and investment
         tax credits                                  11,311      3,640
       Provision for uncollectible accounts            1,698      2,709
       Changes in current assets and
         current liabilities                          (8,928)         4,359
       Other - net                                     3,813      7,152
       Net cash from operating activities             73,775     81,961


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (56,934)       (47,380)
  Acquisition                                             --    (25,039)
  Other - net                                            138        (24)
       Net cash used in investing activities         (56,796)       (72,443)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                   --    123,730
  Long-term debt and preferred stock retired         (13,761)        (2,031)
  Dividends paid to shareholders                         (82)       (29,704)
  Net change in affiliate notes                      (15,065)       (28,144)
  Increase (decrease) in short-term debt              19,948    (73,000)
       Net cash used in financing activities          (8,960)        (9,149)


  Increase in cash                                     8,019        369

  Cash at beginning of period                          2,535      1,641

  Cash at end of period                          $    10,554 $     2,010





  See Notes to Condensed Consolidated Financial Statements.




                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On May 18, 1993, GTE Corporation and GTE Northwest Incorporated (the Company) entered into asset purchase agreements with Citizens Utilities Company whereby the Company will sell all of their local exchange properties in Montana to Citizens Utilities Company ("Citizens"). The parties intend to close on the properties in 1994. The net assets held for sale of $10 million represent primarily property, plant and equipment.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION

Items 1 through 5 are not applicable for the quarter ended March 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

 GTE Northwest Incorporated filed a report on Form 8-K dated January 13, 1994 on January 14, 1994, under Item 5, "Other Events." No financial statements were filed with this report

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         GTE NORTHWEST INCORPORATED
                                                (Registrant)






Date:  May 12, 1994                          WILLIAM M. EDWARDS, III
                                             WILLIAM M. EDWARDS, III
                                                   Controller
                                           (Chief Accounting Officer)