Form 10-Q
period 1994-06-30
GTE NORTHWEST INC
filed 1994-08-12
CIK 40877

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

                                 (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended            June 30, 1994

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

                                                           YES X   NO

The Company had 17,230,272 shares of no par value common stock and 689,728 shares of $25 par value common stock outstanding at July 31, 1994.


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

     Condensed Consolidated Balance Sheets - Liabilities and
        Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . 6

     Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . 7

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . 8


PART II.  OTHER INFORMATION


     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . 9

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


PART I.  FINANCIAL INFORMATION


                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1994        1993        1994        1993
                                              (Thousands of Dollars)
OPERATING REVENUES:
  Local network services          $  84,920   $  82,896   $ 168,911   $ 164,033
  Network access services            97,669      91,431     195,854     186,750
  Long distance services              8,900       3,929      12,555       7,657
  Equipment sales and services       16,169      19,029      30,612      35,676
  Other                              16,611      13,730      27,311      32,896

                                    224,269     211,015     435,243     427,012


OPERATING EXPENSES:
  Cost of sales and services         53,316      53,016     101,437     104,862
  Depreciation and amortization      42,824      41,069      84,574      83,801
  Marketing, selling, general and
    administrative                   73,045      79,633     146,575     154,650

                                    169,185     173,718     332,586     343,313

  Net operating income               55,084      37,297     102,657      83,699


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   13,129      13,627      23,980      28,774
  Other - net                           (99)      1,167      (1,663)       (469)


INCOME BEFORE INCOME TAXES           42,054      22,503      80,340      55,394


INCOME TAXES                         15,578       7,829      29,733      19,351


NET INCOME                        $  26,476   $  14,674   $  50,607   $  36,043


  Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).



  See Notes to Condensed Consolidated Financial Statements.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased $11.8 million for the three months and $14.6 million for the six months ended June 30, 1994 compared to the same periods in 1993. Excluding the one-time charge associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993, net income increased 34% or $6.7 million for the three months and 23% or $9.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily the result of higher operating revenues and lower interest expense and lower operating expenses due to cost reduction efforts.

Operating Revenues

Operating revenues increased 6% or $13.3 million for the three months and 2% or $8.2 million for the six months ended June 30, 1994.

Local network service revenues increased 2% or $2 million for the three months and 3% or $4.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to growth in optional extended area service revenue.

Network access service revenue increased 7% or $6.2 million for the three months and 5% or $9.1 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are due to increased minutes of use reflecting growth in network activity and favorable pooling activity partially offset by an additional rate reduction of $6.7 million in Washington effective February 11, 1994. The increase was also partially offset due to the change to bill and keep by Oregon in May 1994.

Long distance service revenues increased $5.0 million for the three months and $4.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily attributable to the change to bill and keep in Oregon in May 1994.

Equipment sales and services revenues decreased 15% or $2.9 million for the three months and 14% or $5.1 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower revenue from sales of large private branch exchanges and key telephone systems.

Other operating revenues increased 21% or $2.9 million for the three months ended and decreased 17% or $5.6 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increase is primarily due to lower provisions for uncollectible accounts resulting from a change in the method of estimating the allowance. The decrease for the six months ended June 30, 1994 is due to lower directory advertising revenue in the first quarter reflecting a change in the life of directories and the timing of publication dates, partially offset by lower provisions for uncollectible accounts as previously discussed.


                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses decreased 3% or $4.5 million for the three months and 3% or $10.7 million for the six months ended June 30, 1994 compared to the same periods in 1993. Excluding the one-time charge associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993, operating expenses increased 2% or $3.3 million for the three months and decreased 1% or $2.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increase in the second quarter is primarily due to higher depreciation resulting from a prior year rate adjustment and higher switched access costs resulting from the change to bill and keep in Oregon partially offset by lower payroll costs due to lower headcount and other cost reduction efforts. The decrease for the six months is primarily the result of lower product costs reflecting a reduction in equipment sales and lower payroll costs due to the reasons stated above.

Other Expenses

Interest expense decreased 4% or $0.5 million for the three months and 17% or $4.8 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are due to the Company calling $125 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper and refinanced in May 1994 with $200 million 7.375% Debentures.

Income taxes increased $7.7 million for the three months and $10.4 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to increases in pretax income and the declining effects of the amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $126.1 million compared to $128.7 million for the same period in 1993.

Capital expenditures represent a significant use of funds during the first six months of 1994 and in 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $126.0 million compared to $103.1 million during the same period
in  1993.  The  Company's  anticipated   construction  costs  for  1994  are
approximately $250 million. In 1993 the Company acquired for book value ($25 million), the Idaho properties of Contel of the West, Inc., an affiliate.







                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Cash provided from financing activities was $16.1 million for the first six months of 1994 compared to $2.8 million for the same period in 1993. In May 1994, the Company issued $200 million of 7 3/8% First Mortgage Bonds to refinance short-term borrowings. The proceeds from the issuance of $125 million of 6 1/8% First Mortgage Bonds in February 1993 were also used to refinance short-term borrowings. Dividends to shareholders were $13.8 million for the first six months of 1994 compared to $46.9 million in 1993. A dividend of $15.2 million is payable in the third quarter of 1994.

During the second quarter of 1994 the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video
and  data  services.  Cash  requirements   for  the  implementation  of  the
re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowing can be obtained through commercial paper borrowing or borrowing from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.


                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                   June 30,     December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                           $    18,853 $     2,535
  Receivables, less allowances
    of $1,397 and $6,602, respectively               187,308    199,769
  Materials and supplies, at average cost             16,132     12,375
  Deferred income tax benefits                        16,714     16,598
  Net assets held for sale                            10,013     10,013
  Prepayments and other                                  906      6,487
    Total current assets                             249,926    247,777








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    2,952,490  2,886,310
  Accumulated depreciation                          (911,992)      (887,035)
    Net property, plant and equipment              2,040,498  1,999,275








OTHER ASSETS                                          61,732     56,517







    TOTAL ASSETS                                 $ 2,352,156 $ 2,303,569




  See Notes to Condensed Consolidated Financial Statements.




                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   June 30, December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities  $    36,871 $   192,323
  Accounts payable                                    91,269    129,152
  Accrued taxes                                       42,173     54,776
  Accrued payroll and vacations                       18,340     15,994
  Accrued dividends                                   15,155         54
  Accrued interest                                    13,515     11,304
  Accrued restructuring costs and other               92,640     97,395
    Total current liabilities                        309,963    500,998



LONG-TERM DEBT                                       660,928    473,241



DEFERRED CREDITS, primarily deferred
  income taxes and investment tax credits            460,152    427,894



PREFERRED STOCK, subject to
  mandatory redemption                                 2,400      4,000



SHAREHOLDER'S EQUITY:
  Common stock                                       448,000    448,000
  Other capital                                       57,687     57,687
  Reinvested earnings                                413,026    391,749
    Total shareholder's equity                       918,713    897,436






    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,352,156 $ 2,303,569



  See Notes to Condensed Consolidated Financial Statements.





                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                    1994           1993
                                                   (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    50,607 $    36,043

  Adjustments to reconcile net income to
    net cash from operating activities:
       Depreciation and amortization                  84,574     83,801
       Deferred income taxes and investment
         tax credits                                  17,308      7,316
       Provision for uncollectible accounts            2,149      6,505
       Changes in current assets and
         current liabilities                         (38,548)        (6,506)
       Other - net                                     9,982      1,557
       Net cash from operating activities            126,072    128,716


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (125,969)      (103,118)
  Acquisition                                             --    (25,039)
  Other - net                                            106       (193)
       Net cash used in investing activities        (125,863)      (128,350)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                              198,476    123,730
  Long-term debt and preferred stock retired          (3,948)        (2,481)
  Dividends paid to shareholders                     (13,769)       (46,915)
  Decrease in short-term debt                       (164,650)       (71,555)
       Net cash from financing activities             16,109          2,779
,

  Increase in cash                                    16,318      3,145

  Cash at beginning of period                          2,535      1,641

  Cash at end of period                          $    18,853 $     4,786





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

(2) On May 18, 1993, GTE Corporation and GTE Northwest Incorporated (the Company) entered into asset purchase agreements with Citizens Utilities Company ("Citizens") whereby the Company will sell all of their local exchange properties in Montana to Citizens. The parties intend to close on the properties in late 1994. The net assets of $10 million held for sale represent primarily property, plant and equipment.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION

Items 1 through 6 are not applicable for the quarter ended June 30, 1994.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         GTE NORTHWEST INCORPORATED
                                                (Registrant)






Date:  August 12, 1994                       WILLIAM M. EDWARDS, III
                                             WILLIAM M. EDWARDS, III
                                                   Controller
                                           (Chief Accounting Officer)