Form 10-Q
period 1994-09-30
GTE NORTHWEST INC
filed 1994-11-09
CIK 40877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended            September 30, 1994

                               or

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities
     Exchange Act of 1934


For the transition period from                to


Commission File Number:  0-2908


                        GTE NORTHWEST INCORPORATED
         (Exact name of registrant as specified in its charter)

           WASHINGTON                              91-0466810
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


   1800 41st Street, Everett, Washington               98201
  (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       206-261-
5321



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

                                                 YES X   NO


The Company had 17,230,272 shares of no par value common stock and 689,728 shares of $25 par value common stock outstanding at October 31, 1994.
            GTE NORTHWEST INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     6

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     7

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     8

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     9


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     10

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     11

PART I.  FINANCIAL INFORMATION


            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Nine
Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $  87,663 $  82,919 $ 256,574 $ 246,952
 Network access services       79,565    92,364   275,419   279,114
 Long distance services        28,812     2,814    41,367    10,471
 Equipment sales and services          15,100    22,065    45,712
57,741
 Other                         13,235    19,951    40,546    52,847

                              224,375   220,113   659,618   647,125


OPERATING EXPENSES:
 Cost of sales and services    53,922    52,323   155,359   157,185
 Depreciation and amortization         43,374    43,572   127,948
127,373
 Marketing, selling, general and
   administrative              81,173    74,122   227,748   228,772

                              178,469   170,017   511,055   513,330

 Net operating income          45,906    50,096   148,563   133,795


OTHER (INCOME) DEDUCTIONS:
 Interest expense              13,898    15,580    37,878    44,354
 Other - net                     (647)           (1,301)     (2,310)
(1,770)


INCOME BEFORE INCOME TAXES     32,655    35,817   112,995    91,211


INCOME TAXES                   12,113    13,505    41,846    32,856


INCOME BEFORE EXTRAORDINARY
  CHARGE                       20,542    22,312    71,149    58,355

EXTRAORDINARY CHARGE - EARLY
  RETIREMENT OF DEBT (net of
  income taxes of $2,522)          --     4,501        --     4,501

NET INCOME                  $  20,542 $  17,811 $  71,149 $  53,854

 Per share data is omitted since the Company's common stock is 100% owned by
 GTE Corporation (Parent Company).
 See Notes to Condensed Consolidated Financial Statements.

            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $20.5 million for the three months and $71.1 million for the nine months ended September 30, 1994 as compared to $17.8 million and $53.9 million for the same periods in 1993. Net income for 1993 includes a one-time charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993 and the extraordinary charge (net of tax) related to the early retirement of debt during the third quarter of 1993. Excluding these special items, net income decreased 8% or $1.8 million for the three months and increased 12% or $7.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decrease in the quarter-end results is due to higher operating expenses primarily related to the final resolution of certain settlement activities, partially offset by increased revenue and decreased interest expense. The increase in the year-to-date results is primarily due to higher operating revenues, lower interest expense and lower operating expenses.

Operating Revenues

Operating revenues increased 2% or $4.3 million for the three months and 2% or $12.5 million for the nine months ended
September 30, 1994.

Local network service revenues increased 6% or $4.7 million for the three months and 4% or $9.6 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to growth in optional extended area service revenue.

Network access service revenues decreased 14% or $12.8 million for the three months and 1% or $3.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily due to the transition by Oregon in May 1994 and Washington in July 1994 to Originating Responsibility Plan (ORP) arrangements. Before transitioning to the ORP, all intralata toll was remitted to U.S. West. In turn, U.S. West paid the Company access charges for intralata toll that was originated or terminated by the Company. Under the ORP, the Company keeps the revenues from originating toll calls and records them as long distance service revenues. Therefore, under the ORP, the Company only receives access charges for intralata toll calls that are terminated by the Company. The decreases are also due to a $6.7 million rate reduction in Washington effective February 11, 1994.

Long distance service revenues increased $26.0 million for the three months and $30.9 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to growth in long distance message revenue caused by the transition to the ORP arrangements discussed above.

Equipment sales and service revenues decreased 32% or $7.0 million for the three months and 21% or $12.0 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower revenue from sales of key telephone systems and large private branch exchange systems.
            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues decreased 34% or $6.7 million for the three months ended and 23% or $12.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decrease is primarily due to lower directory advertising revenue as a result of lower directory sales, lower revenue from interexchange lease agreements and lower billing and collection revenue.

Operating Expenses

Operating expenses increased 5% or $8.5 million for the three months and were essentially flat for the nine months ended
September  30,  1994  compared  to  the  same  periods  in  1993.
Excluding the $7.8 million pretax charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, operating expenses increased 1% or $5.6 million for the nine months ended September 30, 1994, compared to the same period in 1993. The increases are primarily due to the payment of access charges under the ORP to other local exchange carriers for intralata toll calls that are originated by the Company and terminated by another local exchange carrier, and the final resolution of certain settlement activities, partially offset by the continuing cost reduction efforts of the Company and lower expenses relating to product sales and installation and maintenance.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a restructuring charge of $124.9 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $7.8 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

Other (Income) Deductions

Interest expense decreased 11% or $1.7 million for the three months and 15% or $6.5 million for the nine months ended
September  30, 1994 compared to the same periods  in  1993.   The
decreases are due to the early retirement of $125 million of high-coupon first mortgage bonds in November 1993 with proceeds from the issuance of commercial paper. The commercial paper was refinanced in May 1994 with the proceeds from the issuance of $200 million of 7.375% debentures.

            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Income taxes decreased 10% or $1.4 million for the three months and increased 27% or $9.0 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The changes are primarily due to changes in pretax income. The declining effects of the amortization of deferred investment tax credits partially offset the quarter's decrease and added to the year-to-date increase.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1994 was cash flow from operating activities of $172.1 million compared to $205.9 million for the same period in 1993. The decrease primarily reflects timing differences in the payment of taxes and the collection of receivables.

The Company's capital expenditures during the first nine months of 1994 were $182.8 million compared to $162.9 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $250 million. In 1993, the Company acquired for book value ($25 million) the Idaho properties of Contel of the West, Inc., an affiliate.

Cash provided from financing activities was $10.5 million for the first nine months of 1994 compared to cash used of $15.3 million for the same period in 1993. In May 1994, the Company issued $200 million of 7.375% debentures to refinance commercial paper issued to retire primarily high-coupon debt in 1993. Dividends to shareholders were $28.9 million for the first nine months of 1994 compared to $63.2 million for the same period in 1993. In addition, the Company received $38 million of cash from the issuance of common stock to the parent, GTE, in September 1993.

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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of



            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the
Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.














































            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     1,699 $     2,535
 Receivables, less allowances
   of $4,951 and $6,602, respectively        197,832     199,769
 Materials and supplies, at average cost      18,037      12,375
 Deferred income tax benefits                 16,996      16,598
 Net assets held for sale                     10,013      10,013
 Prepayments and other                         2,310       6,487
   Total current assets                      246,887     247,777








PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             2,955,590   2,886,310
 Accumulated depreciation                   (897,692)
(887,035)
   Net property, plant and equipment       2,057,898   1,999,275








OTHER ASSETS                                  71,006      56,517







   TOTAL ASSETS                          $ 2,375,791 $ 2,303,569




 See Notes to Condensed Consolidated Financial Statements.




            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    48,446  $
192,323
 Accounts payable                             93,652     129,152
 Accrued taxes                                33,621      54,776
 Accrued payroll and vacations                16,502      15,994
 Accrued dividends                            11,594          54
 Accrued interest                             17,458      11,304
 Accrued restructuring costs and other        97,867      97,395
   Total current liabilities                 319,140     500,998



LONG-TERM DEBT                               659,038     473,241



DEFERRED CREDITS AND RESERVES,
 primarily deferred income taxes,
 investment tax credits
 and restructuring costs                     467,569     427,894



PREFERRED STOCK, subject to
 mandatory redemption                          2,400       4,000



SHAREHOLDER'S EQUITY:
 Common stock                                448,000     448,000
 Other capital                                57,687      57,687
 Reinvested earnings                         421,957     391,749
   Total shareholder's equity                927,644     897,436






   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,375,791  $
2,303,569


 See Notes to Condensed Consolidated Financial Statements.




            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Nine Months Ended
                                               September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before extraordinary charge      $    71,149 $    58,355
 Adjustments to reconcile income before
   extraordinary charge to net cash from
   operating activities:
      Depreciation and amortization          127,948     127,373
      Deferred income taxes and investment
        tax credits                           24,087      11,348
      Provision for uncollectible accounts              5,120
9,373
      Changes in current assets and
        current liabilities                  (54,189)
(5,260)
      Other - net                             (1,993)
4,730
      Net cash from operating activities     172,122     205,919


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (182,769)
(162,870)
 Acquisition of assets                            --     (25,039)
 Other - net                                    (689)
(188)
      Net cash used in investing activities          (183,458)
(188,097)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       198,459     123,730
 Common stock issued                              --      38,000
 Long-term debt and preferred stock retired            (5,943)
(7,768)
 Dividends paid to shareholders              (28,940)
(63,196)
 Decrease in short-term debt                (153,076)
(106,105)
      Net cash from (used in) financing
        activities                            10,500     (15,339)


 Increase (decrease) in cash                    (836)
2,483

 Cash at beginning of period                   2,535       1,641

 Cash at end of period                   $     1,699 $     4,124





 See Notes to Condensed Consolidated Financial Statements.




            GTE NORTHWEST INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On May 18, 1993, GTE Corporation and GTE Northwest Incorporated (the Company) entered into asset purchase agreements with Citizens Utilities Company ("Citizens") whereby the Company will sell all of their local exchange properties in Montana to Citizens. The parties intend to close on the properties in the fourth quarter of 1994. The net assets of $10 million held for sale represent primarily property, plant and equipment.

(3) During the third quarter of 1993, the Company called $125 million of high-coupon first-mortgage bonds. As a result, a pretax extraordinary charge of $7.0 million was recorded to reflect the expenses of calling these bonds. The after-tax extraordinary charge amounted to $4.5 million.

(4)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

            GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          (27) Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the third quarter of 1994.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                   GTE NORTHWEST INCORPORATED
                                        (Registrant)






Date:  November 9, 1994              WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)