Form 10-K405
GTE NORTHWEST INC
filed 1995-03-30
CIK 40877

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1994
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------


Commission File Number           0-2908
                       ---------------------------------------------------------

                          GTE NORTHWEST INCORPORATED
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WASHINGTON                                          91-0466810
-------------------------------                          -------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

1800 41st Street, Everett, Washington                             98201
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code   206-261-5321
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                    WHICH REGISTERED
-------------------                               ------------------------
       NONE


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                          YES   X    NO
                                                              -------   -------
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                -----

THE COMPANY HAD 17,920,000 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

===============================================================================

                               TABLE OF CONTENTS


Item                                                                           Page
----                                                                           ----
PART I


             1.    Business                                                      1

             2.    Properties                                                    5

             3.    Legal Proceedings                                             5

             4.    Submission of Matters to a Vote of Security Holders           5

PART II


             5.    Market for the Registrant's Common Equity and Related
                   Shareholder Matters                                           6

             6.    Selected Financial Data                                       7

             7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           8

             8.    Financial Statements and Supplementary Data                  15

             9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                          35

PART III

            10.    Directors and Executive Officers of the Registrant           36

            11.    Executive Compensation                                       40

            12.    Security Ownership of Certain Beneficial Owners
                   and Management                                               47

            13.    Certain Relationships and Related Transactions               48

PART IV


            14.    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                  49


                                     PART I

Item 1.  Business

GTE Northwest Incorporated (the Company) (formerly General Telephone Company of the Northwest, Inc., formerly West Coast Telephone Company) was incorporated in Washington on March 31, 1964. The Company is a wholly-owned subsidiary of GTE Corporation (GTE). Together with its wholly-owned subsidiary, GTE West Coast Incorporated, the Company provides communications services in the states of California, Idaho, Oregon and Washington. Prior to the sale of properties described below, the Company also provided communications services in the state of Montana.

On November 30, 1994, the Company sold all of its local exchange properties (representing 7,000 access lines) in the state of Montana to Citizens Utilities Company.

On December 31, 1993, the Company sold a portion of its telephone plant in service, materials and supplies and customers (representing 17,000 access lines) in the state of Idaho to Citizens Utilities Company.

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

Additional information related to the above transactions can be found in Note 3 and Note 4 of the Company's consolidated financial statements included in Item 8.

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served has grown steadily from 996,382 on January 1, 1990 to 1,373,845 on December 31, 1994.

The number of access lines in the states in which the Company operates as of December 31, 1994, was as follows:

                                                    Access
               State                            Lines Served
           -------------                        ------------
           Washington                                825,664
           Oregon                                    422,335
           Idaho                                     113,142
           California                                 12,704
                                                   ---------
             Total                                 1,373,845
                                                   =========

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                 Years Ended December 31
                                       ------------------------------------------
                                         1994            1993             1992
                                       ---------       ---------        ---------
                                               (Thousands of Dollars)
Local Network Services                 $ 347,387       $ 331,369        $ 321,575
% of Total Revenues                           38%             38%              36%

Network Access Services                $ 359,307       $ 370,980        $ 382,997
% of Total Revenues                           40%             42%              43%

Long Distance Services                 $  72,317       $  14,444        $  17,789
% of Total Revenues                            8%              2%               2%

Equipment Sales and Services           $  67,525       $  77,989        $  78,279
% of Total Revenues                            7%              9%               9%

Other                                  $  60,329       $  80,513        $  86,147
% of Total Revenues                            7%              9%              10%

At December 31, 1994, the Company had 4,336 employees. The Company has written agreements with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1994, there were no contracts expiring or agreements reached. During 1995, the contract with the CWA will expire.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington as to its intrastate business operations and the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 13 of the Company's consolidated financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $125 million re-engineering plan. In the initial year of the plan, $26 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communication Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Seattle, Washington and Portland, Oregon, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, none within the Company's operating jurisdictions, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging these orders primarily based on the lack of equality since the Company is prohibited from providing interLATA toll service.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (82%), customer premises equipment (1%), company facilities (13%) and other (4%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $1.3 billion and property retirements of $0.7 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


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


TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for GTE Northwest's common stock and no par preferred stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191


10-K REPORT
A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317)896-6464


PARENT COMPANY ANNUAL REPORT
A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                   GTE Northwest Incorporated and Subsidiary


                                                     For the years ended December 31,
                                      ------------------------------------------------------------------
                                         1994          1993(b)      1992           1991          1990
                                      ------------------------------------------------------------------
                                                           (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)

Operating revenues                    $  906,865     $  875,295  $  886,787     $  847,893    $  831,988
Operating expenses                       691,820        818,560     638,157        638,318       622,641
                                      ------------------------------------------------------------------

Net operating income                     215,045         56,735     248,630        209,575       209,347
Interest expense                          52,086         58,185      54,352         59,867        48,140
Gain on disposition of assets            (11,940)       (19,578)         --             --            --
Other - net                               (1,909)        (1,783)        912         (3,569)       (3,847)
Income tax provision                      58,159          5,581      66,586         44,106        42,738
                                      ------------------------------------------------------------------
Income before extraordinary charge       118,649         14,330     126,780        109,171       122,316
Extraordinary charge                          --          4,501          --             --            --
                                      ------------------------------------------------------------------
Net income                            $  118,649     $    9,829  $  126,780     $  109,171    $  122,316
                                      ==================================================================

Dividends declared on common
  stock                               $   50,982     $   52,177  $   88,713     $   70,445    $   85,772
Dividends declared on preferred
  stock                                      207            337         468            598           677

--------------------------------------------------------------------------------------------------------
                                                            As of December 31,
                                      ------------------------------------------------------------------
                                         1994           1993        1992           1991          1990
                                      ------------------------------------------------------------------
                                                           (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS

Investment in property, plant
  and equipment - net                 $2,079,218     $1,999,275  $1,925,660     $1,821,922    $1,712,608
Total assets                           2,406,033      2,303,569   2,183,740      2,063,346     1,909,844
Long-term debt and preferred stock,
  subject to mandatory redemption        660,440        477,241     655,993        553,666       558,442
Common stock, reinvested
  earnings and other capital             964,896        897,436     902,121        844,522       781,394

--------------------------------------------------------------------------------------------------------
                                                            As of December 31,
                                      ------------------------------------------------------------------
                                         1994           1993        1992           1991          1990
                                      ------------------------------------------------------------------
SELECTED STATISTICS

Access lines                           1,373,845      1,271,916   1,214,717      1,147,813     1,094,576
Access line gain                         101,929         57,199      66,904         53,237        98,194
Net investment in property, plant
  and equipment per access line       $    1,513     $    1,572  $    1,585     $    1,587    $    1,565
Number of employees                        4,336          4,509       5,166          5,464         5,807
Access lines per employee                    317            282         235            210           188
Capital expenditures (thousands)      $  263,123     $  251,373  $  246,043     $  264,611    $  247,132
--------------------------------------------------------------------------------------------------------


(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Net operating income in 1993 included a $125.0 million pretax charge for restructuring costs which reduced net income by $77.0 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS OPERATIONS

GTE Northwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local exchange, network access and long distance telecommunications services for over 1.3 million access lines in California, Idaho, Oregon, and Washington.

In February 1993, the Company merged with Contel of the Northwest, Inc., a wholly-owned subsidiary of Contel Corporation (which is a wholly-owned subsidiary of GTE). The merger was accounted for similar to a "pooling of interests" and accordingly, the previously issued financial results have been restated to reflect the combined historical results of operations, financial position, and cash flows of the Company and Contel of the Northwest, Inc. All comparative data presented in this discussion reflects such restatement.

RESULTS OF OPERATIONS

Net income was $119 million for the year ended December 31, 1994 including an $8 million gain, net of tax, associated with the sale of certain non-strategic properties in Montana. Net income was $10 million for the year ended December 31, 1993 including one-time after-tax charges of $87 million to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt. The 1993 results also included an after-tax gain of $11 million due to the sale of certain non-strategic properties in Idaho.

Excluding these special items, net income increased 29% or $25 million in 1994 and decreased 32% or $41 million in 1993. The 1994 increase is primarily due to customer growth reflected in an 8% increase in access lines and lower interest costs. The increase is partially offset by an increase in depreciation and amortization. The 1993 decrease was primarily due to the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993 and lower operating revenues due to voluntary rate reductions in an ongoing effort to price services more competitively.

  OPERATING REVENUES

Operating revenues were $907 million and $875 million in 1994 and 1993, respectively. This represents an increase of 4% or $32 million in 1994 compared to a decrease of 1% or $11 million in 1993.

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. In 1994 local network service revenues were $347 million compared to $331 million in 1993. This represents increases of 5% or $16 million in 1994 and 3% or $10 million in 1993. The 1994 increase is due to the growth of Extended Area Services revenue from residential customers and the continued customer growth reflected by an 8% increase in access lines. The 1993 increase was primarily due to continued customer growth in access lines of 5%, offset by an $8 million annual rate reduction in Washington and a $1 million annual rate reduction in Oregon as a result of the legal entity merger filing.

Network access service revenues are fees charged to interexchange carriers and intraLATA (Local Access Transport Area) toll providers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. Revenues derived from network access services were $359 million in 1994 and $371 million in 1993. This represents a decrease of 3% or $12 million in both 1994 and 1993. The 1994 decrease is primarily due to the transition by Oregon and Washington in May 1994 and July 1994, respectively, to a Primary Toll Carrier (PTC) plan. Before transitioning to the PTC plan, all intraLATA toll was remitted to US WEST, Inc. In turn, US WEST, Inc. paid the Company access charges for intraLATA toll that was originated or terminated by the Company. Under the PTC plan, the Company keeps the revenues from originating toll calls, records them as long distance service revenues and remits access charges to the local exchange carriers (LECs). Therefore, under the PTC plan, the Company only receives access revenues for intraLATA toll calls that are terminated by the Company. The PTC plan is income neutral to the Company since decreases in access revenues are offset by increases in toll revenues and increases in access charge expenses. This decrease is partially offset by a decrease in transitional support payments to the National Exchange Carrier Association. The 1993 decrease was due to voluntary rate reductions and additional reductions associated with the merger filing in Washington.

The Company's long distance services are provided under PTC arrangements. In 1994, the long distance revenues were $72 million compared to $14 million in 1993. This represents an increase of $58 million in 1994 compared to a $3 million decrease in 1993. The 1994 increase is primarily due to the transition to the PTC plan discussed above. The 1993 decrease was due to an unfavorable calling card settlement and a revenue reserve charge.

Equipment sales and services revenues consist primarily of the sale, lease, installation and maintenance of customer premises equipment. In 1994, equipment sales and services revenues were $68 million compared to $78 million for 1993. These revenues decreased 13% or $10 million in 1994 and were relatively unchanged in 1993. The 1994 decrease is primarily due to a decrease in telephone system sales and rental and installation revenues.

Other revenues were $60 million in 1994 and $81 million in 1993. This represents decreases of 25% or $21 million in 1994 and 7% or $6 million in 1993. The 1994 decrease is due primarily to decreases in both directory service and billing and collection service revenues partially offset by a decrease in end user uncollectible provisions. The 1993 decrease was due to reductions in revenues from leased facilities and higher provisions for uncollectible accounts partially offset by an increase in operator service revenue.

  OPERATING EXPENSES

Cost of sales and services were $214 million compared to $213 million for 1993. The slight increase in 1994 is primarily due to the payment of access charges under the PTC plan to other local exchange carriers for intraLATA toll calls that are originated by the Company and terminated by another local exchange carrier, and the final resolution of certain settlement activities partially offset by the continuing cost reduction efforts of the Company and lower expenses relating to product sales and installation and maintenance. Costs of sales and services increased 5% or $9 million in 1993. The 1993 increase primarily reflected costs associated with the adoption of SFAS No. 106 effective January 1, 1993.

Depreciation and amortization were $182 million in 1994 compared to $167 million in 1993, reflecting increases of 9% or $15 million in 1994 and 7% or $10 million in 1993. The 1994 increase is primarily due to depreciation and amortization rate adjustments effective January 1994. The 1993 increase was due to an increase in plant activity.

Expenses for marketing, selling, general and administrative costs were $295 million in 1994 and $313 million in 1993. The 1993 expense included a one-time charge of $8 million associated with the enhanced early retirement and voluntary separation programs offered to eligible employees. Excluding this charge, marketing, selling, general and administrative expenses decreased 3% or $10 million in 1994 compared to an increase of 10% or $28 million in 1993. The 1994 decrease primarily reflects lower systems costs, a decrease in labor and benefits costs and lower costs associated with billing and collection services. These decreases are partially offset by an increase in regulated sales expenses and higher property taxes. The 1993 increase reflected costs of $5 million associated with the adoption of SFAS No. 106. The increase was also due to higher data processing costs due to system conversions and higher property and gross receipt taxes.

  OTHER (INCOME) DEDUCTIONS

Interest expense was $52 million in 1994 compared to $58 million in 1993. This represents a decrease of 10% or $6 million in 1994 compared to an increase of 7% or $4 million in 1993. The 1994 decrease reflects an overall decrease in the coupon rates of the first mortgage bonds due to the early extinguishment of high-coupon first mortgage bonds in November 1993 and refinancing with debentures that were issued in May 1994. The 1993 increase reflected higher than average long-term debt levels, due to the issuance of first mortgage bonds in February 1993, partially offset by a decrease in the average short-term debt level and rate.

The $12 million pretax gain on disposition of assets represents the excess of cash proceeds over book value of assets and liabilities sold to Citizens Utilities Company on November 30, 1994. In 1993 a $20 million pretax gain on the disposition of assets was recognized resulting from the excess of cash proceeds over the book value of assets and liabilities sold to Citizens Utilities Company in December 1993. See Note 3 to the consolidated financial statements included in Item 8 for additional information related to the above transactions.

Income tax expense was $58 million and $6 million in 1994 and 1993, respectively. This reflects an increase of $52 million in 1994 compared to a decrease of $61 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1994 and 1993 was cash flows from operations of $226 million and $308 million, respectively. The decrease primarily reflects timing differences in the payment of taxes and the collection of receivables.

Cash used for investing activities was $236 million in 1994 compared to $220 million in 1993. Capital expenditures represent the largest use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services. The Company's capital expenditures during 1994 were $263 million compared to $251 million in 1993. These expenditures were partially offset by the proceeds from the sale of certain non-strategic properties in Montana to Citizens Utilities Company for $22 million on November 30, 1994. In February 1993, the Company acquired, for book value ($25 million), the Idaho properties of Contel of the West, Inc., an affiliate. In December 1993, the Company sold a portion of its telephone plant in service, materials and supplies and customers in the state of Idaho to Citizens Utilities Company for $54 million. Construction expenditures in 1995 are expected to be lower than 1994.

Net cash received from financing activities was $8 million in 1994 compared to cash used of $87 million in 1993. This includes dividend payments of $41 million in 1994 compared to $82 million in 1993. The Company issued $200 million of 7 3/8% Series A Debentures in May 1994, of which $143 million was used toward the repayment of short-term borrowings incurred in connection with the early extinguishment of high-coupon first mortgage bonds.

In November 1993, the Company called $125 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 9.25% to 9.75%. The cost of calling these bonds was reflected as an extraordinary after-tax charge of $4.5 million in the Consolidated Statements of Income.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for LEC access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 13 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $125 million re-engineering plan. During 1994, the initial year of the three-year plan,

$26 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Seattle, Washington and Portland, Oregon, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


                   CONSOLIDATED STATEMENTS OF INCOME (NOTE 4)
                   GTE Northwest Incorporated and Subsidiary

Years ended December 31                           1994               1993               1992
-----------------------                        ----------         ----------         ----------
                                                            (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                      $  347,387         $  331,369         $  321,575
   Network access services                        359,307            370,980            382,997
   Long distance services                          72,317             14,444             17,789
   Equipment sales and services                    67,525             77,989             78,279
   Other                                           60,329             80,513             86,147
                                               ----------         ----------         ----------
                                                  906,865            875,295            886,787
                                               ----------         ----------         ----------
OPERATING EXPENSES (b):
   Cost of sales and services                     214,396            212,682            203,210
   Depreciation and amortization                  181,992            167,448            157,214
   Marketing, selling, general and
     administrative                               295,432            313,427            277,733
   Restructuring costs                                 --            125,003                 --
                                               ----------         ----------         ----------
                                                  691,820            818,560            638,157
                                               ----------         ----------         ----------
NET OPERATING INCOME                              215,045             56,735            248,630
                                               ----------         ----------         ----------
OTHER (INCOME) DEDUCTIONS:
   Interest expense                                52,086             58,185             54,352
   Gain on disposition of assets                  (11,940)           (19,578)                --
   Other - net                                     (1,909)            (1,783)               912
                                               ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                        176,808             19,911            193,366
                                               ----------         ----------         ----------
INCOME TAX PROVISION                               58,159              5,581             66,586
                                               ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY CHARGE                118,649             14,330            126,780
EXTRAORDINARY CHARGE - EARLY RETIREMENT OF
  DEBT (NET OF INCOME TAXES OF $2,522)                 --              4,501                 --
                                               ----------         ----------         ----------
NET INCOME                                     $  118,649         $    9,829         $  126,780
                                               ==========         ==========         ==========

(a) Includes billings to affiliates of $42,368, $49,454 and $50,400 for the years 1994-1992, respectively.
(b) Includes billings from affiliates of $55,040, $46,352 and $45,170 for the years 1994-1992, respectively.


            CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS (NOTE 4)

Years ended December 31                           1994               1993               1992
-----------------------                        ----------         ----------         ----------
                                                            (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                   $  391,749         $  434,434         $  396,835
ADD -
  Net income                                      118,649              9,829            126,780
DEDUCT -
  Cash dividends declared on common stock          50,982             52,177             88,713
  Cash dividends declared on
    preferred stock                                   207                337                468
                                               ----------         ----------         ----------
BALANCE AT END OF YEAR                         $  459,209         $  391,749         $  434,434
                                               ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED BALANCE SHEETS (NOTE 4)
                   GTE Northwest Incorporated and Subsidiary

December 31                                                 1994                  1993
-----------                                             -----------           ---------------
                                                              (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                 $       953           $     2,535
   Accounts receivable
     Customers (including unbilled revenues)                209,913               166,224
     Affiliated companies                                     9,667                 1,924
     Other                                                   20,049                38,223
     Allowance for uncollectible accounts                    (7,745)               (6,602)
   Materials and supplies                                    11,915                12,375
   Deferred income tax benefits                               7,459                16,598
   Net assets held for sale                                      --                10,013
   Prepayments and other                                      3,922                 6,487
                                                        -----------           -----------
                                                            256,133               247,777
                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                          2,989,912             2,886,310
   Accumulated depreciation                                (910,694)             (887,035)
                                                        -----------           -----------
                                                          2,079,218             1,999,275
                                                        -----------           -----------
OTHER ASSETS                                                 70,682                56,517
                                                        -----------           -----------
TOTAL ASSETS                                            $ 2,406,033           $ 2,303,569
                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                      $    45,600           $   188,550
   Current maturities of long-term debt                      12,678                 3,773
   Accounts payable                                          69,832                87,695
   Affiliate payables and accruals                           36,221                41,457
   Advanced billings and customer deposits                   19,369                18,491
   Accrued taxes                                             55,845                54,776
   Accrued payroll and vacations                             17,569                15,994
   Accrued interest                                          13,617                11,304
   Accrued dividends                                         10,693                    54
   Accrued restructuring costs and other                     65,534                78,904
                                                        -----------           -----------
                                                            346,958               500,998
                                                        -----------           -----------
LONG-TERM DEBT                                              658,040               473,241
                                                        -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                    323,415               321,445
   Restructuring costs and other                            110,324               106,449
                                                        -----------           -----------
                                                            433,739               427,894
                                                        -----------           -----------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION              2,400                 4,000
                                                        -----------           -----------
SHAREHOLDER'S EQUITY:
   Common stock (17,920,000 shares outstanding)             448,000               448,000
   Other capital                                             57,687                57,687
   Reinvested earnings                                      459,209               391,749
                                                        -----------           -----------
                                                            964,896               897,436
                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,406,033           $ 2,303,569
                                                        ===========           ===========

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 4)
                   GTE Northwest Incorporated and Subsidiary


Years ended December 31                                    1994               1993               1992
-----------------------                                 ----------         ----------         ----------
                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary charge                   $  118,649         $   14,330         $  126,780
   Adjustments to reconcile income
   before extraordinary charge to net
   cash from operating activities:
     Depreciation and amortization                         181,992            167,448            157,214
     Restructuring costs                                        --            125,003                 --
     Deferred income taxes and investment
       tax credits                                           6,568            (28,838)            27,204
     Provision for uncollectible accounts                    9,642             12,724              9,340
     Gain on disposition of assets,
       net of tax                                           (7,504)           (11,159)                --
     Change in current assets and current
       liabilities                                         (70,486)            20,588            (22,096)
     Other - net                                           (12,820)             8,177            (20,623)
                                                        ----------         ----------         ----------
     Net cash from operating activities                    226,041            308,273            277,819
                                                        ----------         ----------         ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (263,123)          (251,373)          (246,043)
   Acquisition of assets                                        --            (25,039)                --
   Proceeds from sale of assets                             21,842             53,972                 --
   Other - net                                               5,437              2,323             (2,626)
                                                        ----------         ----------         ----------
     Net cash used in investing activities                (235,844)          (220,117)          (248,669)
                                                        ----------         ----------         ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt issued                                   195,934            123,730                 --
   Common stock issued and additional
     paid-in capital                                            --             38,000             20,000
   Early retirement of debt and related
     call premium                                               --           (130,003)                --
   Long-term debt and preferred stock
     retired                                                (4,213)           (59,907)           (22,856)
   Dividends paid to shareholders                          (40,550)           (82,127)           (74,809)
   Increase (decrease) in short-term debt                 (142,950)            23,045             33,476
                                                        ----------         ----------         ----------
     Net cash from (used in) financing
       activities                                            8,221            (87,262)           (44,189)
                                                        ----------         ----------         ----------


INCREASE (DECREASE) IN CASH                                 (1,582)               894            (15,039)

CASH:
   Beginning of year                                         2,535              1,641             16,680
                                                        ----------         ----------         ----------
   End of year                                          $      953         $    2,535         $    1,641
                                                        ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   GTE Northwest Incorporated and Subsidiary


                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of GTE Northwest Incorporated (the Company) and its wholly-owned subsidiary, GTE West Coast Incorporated. All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $55.2 million, $61.5 million and $72.0 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $55.0 million, $46.4 million and $45.2 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $42.4 million, $49.5 million and $50.4 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the state regulatory commissions. The provisions for depreciation and amortization were equivalent to composite annual rates of 6.3%, 6.0% and 6.0% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the regulatory commissions in each of the Company's operating jurisdictions and Statement of Financial Accounting Standards (SFAS)

No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 9, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $22 million. The estimated fair value of long-term debt as of December 31, 1993, exceeded the carrying value by approximately $28 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.


                            2.  RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $125.0 million, which reduced net income by $77.0 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $49.7 million to upgrade or replace existing customer service and administrative systems and enhance network software, $56.2 million for employee separation benefits associated with workforce reductions and $15.2 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $25.5 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $7.8 million which reduced 1993 net income by $5.1 million.

                           3.  PROPERTY REPOSITIONING

On November 30, 1994, the Company sold 7,000 access lines in Montana to Citizens Utilities Company for $22 million in cash. This represents less than 1% of the Company's access lines. The transaction was accounted for as a sale. The net sales proceeds exceeded the book value and therefore, a pretax gain of $12 million was recognized on the transaction. The proceeds from this transaction were used to pay down short-term commercial paper borrowings.

On February 23, 1993, the Idaho properties of Contel of the West, Inc. were purchased by the Company for their book value of $25 million.

On December 31, 1993, the Company sold a portion of its telephone plant in service, materials and supplies and customers (representing 17,000 access lines) in the state of Idaho to Citizens Utilities Company for $54 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded the book value and therefore, a pretax gain of $20 million was recognized on the transaction. The proceeds from this transaction were used to pay down $50 million of debt.


                            4.  LEGAL ENTITY MERGER

On February 26, 1993, Contel of the Northwest, Inc. merged into the Company. Contel of the Northwest, Inc. was a wholly-owned subsidiary of Contel Corporation (a wholly-owned subsidiary of GTE Corporation) prior to the merger.

The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." Accordingly, the financial statements and the notes include the results of operations and financial position of the Company and Contel of the Northwest, Inc. for all periods. Operating revenues and net income of the separate entities for the year ended December 31, 1992 were as follows (in thousands of dollars):

                                       GTE           Contel            GTE
                                    Northwest        of the         Northwest
                                       Inc.         Northwest          Inc.
                                   (Pre-Merger)        Inc.        (Post-Merger)
                                   ------------    -----------     -------------
    Total operating revenues       $   801,116     $    85,671     $   886,787
    Net income                     $   111,504     $    15,276     $   126,780

                              5.  PREFERRED STOCK

Cumulative preferred stock (without par value), subject to mandatory redemption, is as follows:

December 31                            1994                            1993
-----------                 -------------------------       -------------------------
                              Shares                          Shares
                            ---------                       ---------
AUTHORIZED                  5,000,000                       5,000,000

OUTSTANDING                   Shares          Amount*         Shares          Amount*
                            ---------        --------       ---------        --------

    8.16% Series               24,000        $  2,400          40,000        $  4,000

* Thousands of Dollars

The stock is redeemable, in whole or in part, at the option of the Company. A sinking fund provision requires the Company to retire 8,000 shares on each February 1. In each of the years 1992-1994, the Company redeemed 16,000 shares at its $100 stated value.

The aggregate redemption requirement of preferred stock subject to mandatory redemption is $800,000 in each of the years 1995-1999.

In the event of default in the payment of accrued dividends in an amount equal to four full quarterly-yearly dividends, the preferred shareholders, voting as a class, will be entitled to elect two directors in addition to the directors elected by GTE. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1994.

No shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.


                                6.  COMMON STOCK

The authorized common stock of the Company consists of 20,000,000 shares without par value. The Company received proceeds of $38 million and $20 million from the issuance of common stock to GTE in 1993 and 1992, respectively. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $127.7 million of reinvested earnings was restricted as to the payment of cash dividends or the repurchase of common stock under the most restrictive terms of the Company's indentures.

                               7.  LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                                            1994            1993
-----------                                                         -----------     -----------
                                                                       (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    4 5/8 % Series,    due 1995                                     $        --     $    10,000
    6     % Series P,  due 1996                                           9,000           9,000
    6 1/4 % Series Q,  due 1998                                          13,600          13,600
    7 1/8 % Series R,  due 1999                                          18,000          18,000
    7 7/8 % Series U,  due 2002                                          20,000          20,000
    8 1/4 % Series W,  due 2007                                          48,000          48,000
    8 3/4 % Series BB, due 2016                                          75,000          75,000
    7 3/4 % Series CC, due 1998                                          50,000          50,000
    9 3/4 % Series EE, due 2030                                          75,000          75,000
    6 1/8 % Series FF, due 1999                                         125,000         125,000
   10 1/4 % Series GG, due 1997                                           1,999           2,999
    9.67  % Series HH, due 2010                                          13,236          14,118
   10.40  % Series II, due 2013                                          13,950          14,100
                                                                    -----------     -----------
                                                                        462,785         474,817

DEBENTURE:
    7 3/8 % Series A, due 2001                                          200,000              --

CAPITALIZED LEASES                                                           --           2,613
                                                                    -----------     -----------
   Total principal amount                                               662,785         477,430

DISCOUNT                                                                 (4,745)         (4,189)
                                                                    -----------     -----------

   Total long-term debt                                             $   658,040     $   473,241
                                                                    ===========     ===========

In November 1993, the Company called $125 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 9 1/4% to 9 3/4%. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $4.5 million in the Consolidated Statements of Income.

In May 1994, the Company issued $200 million of 7 3/8% Series A Debentures, due 2001, for the repayment of short-term borrowings incurred in connection with the 1993 early retirement of high-coupon first mortgage bonds and for the purpose of financing the Company's construction program.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount on the Company's outstanding long-term debt is amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                  1995                             $  12,678
                  1996                                11,041
                  1997                                 2,031
                  1998                                64,632
                  1999                               144,605

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.


                              8.  SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                                            1994           1993             1992
                                                         ---------       ---------        --------
                                                                   (Thousands of Dollars)
DURING THE YEAR -
  Commercial paper -
    Maximum month-end balance                            $221,435        $188,550         $144,000
    Average monthly balance                              $ 97,503        $111,023         $130,547
    Weighted average interest rate                           3.72%           3.19%            3.72%

AT DECEMBER 31 -
  Balance outstanding -
    Notes payable to affiliate                           $     --        $     --         $ 26,805
    Average interest rate                                      --              --             3.72%
    Commercial paper                                     $ 45,600        $188,550         $ 13,700
    Average interest rate                                    5.97%           3.32%            3.50%

Unused lines of credit of $2.8 billion are available to the Company to support outstanding commercial paper and other short-term financing needs through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                9.  INCOME TAXES

The provision for income taxes is as follows:

                                             1994              1993                 1992
                                        -------------      --------------      --------------
                                                       (Thousands of Dollars)
CURRENT
  Federal                               $       48,853     $       28,929      $       36,347
  State                                          2,738              5,490               3,035
                                        --------------     --------------      --------------
    Total                                       51,591             34,419              39,382
                                        --------------     --------------      --------------
DEFERRED
  Federal                                       14,509            (17,776)             30,743
  State                                          1,234             (5,762)              2,277
                                        --------------     --------------      --------------
    Total                                       15,743            (23,538)             33,020
                                        --------------     --------------      --------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                        (9,175)            (5,300)             (5,816)
                                        --------------     --------------      --------------

    Total                               $       58,159     $        5,581      $       66,586
                                        ==============     ==============      ==============

The components of deferred income tax provision (benefit) are as follows:

                                             1994               1993                1992
                                        -------------      --------------      --------------
                                                       (Thousands of Dollars)
Depreciation and
  amortization                          $        7,486     $       26,643      $       17,631
Employee benefit
  obligations                                   (4,010)            (9,933)                139
Prepaid pension costs                            4,747              3,525               2,224
Restructuring costs                             10,043            (46,506)                 --
Other - net                                     (2,523)             2,733              13,026
                                        --------------     --------------      --------------
    Total                               $       15,743     $      (23,538)     $       33,020
                                        ==============     ==============      ==============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                             1994               1993                1992
                                        -------------      --------------      --------------
                                                   (Thousands of Dollars)
AMOUNTS COMPUTED AT STATUTORY
  RATES                                 $       61,883     $        6,969      $       65,744
  State income taxes, net
    of federal income tax
    benefits                                     2,582               (177)              3,506
  Amortization of deferred
    investment tax credits                      (9,175)            (5,300)             (5,816)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                           3,184              3,353               3,434
  Rate differentials applied
    to reversing temporary
    differences                                 (1,721)            (1,498)             (2,066)
  Other differences - net                        1,406              2,234               1,784
                                        --------------     --------------      --------------
TOTAL PROVISION                         $       58,159     $        5,581      $       66,586
                                        ==============     ==============      ==============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The unamortized regulatory asset and regulatory liability balances at December 31, 1994 amounted to $18.5 million and $1.8 million, respectively, and the unamortized regulatory asset and liability balances at December 31, 1993 amounted to $16.7 million and $2.0 million, respectively, and are reflected as other assets and other deferred credits, respectively, in the accompanying Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                               1994             1993
                                            ---------        ---------
                                            (Thousands of Dollars)
Depreciation and amortization               $ 336,483        $ 325,746
Employee benefit obligations                  (20,321)         (16,311)
Prepaid pension costs                          11,356            6,609
Restructuring costs                           (36,463)         (46,506)
Investment tax credits                          8,875           17,879
Other - net                                    16,026           17,430
                                            ---------        ---------

  Total                                     $ 315,956        $ 304,847
                                            =========        =========

                          10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                                1994            1993            1992
                                             ---------       ---------       ---------
Benefits earned during the year              $  11,538       $  13,745       $  13,216
Interest cost on projected benefit
   obligations                                  22,823          27,015          26,456
Return on plan assets:
   Actual                                        1,111         (81,538)        (29,278)
   Deferred                                    (41,108)         39,562          (9,743)
Other - net                                     (8,141)         (9,123)         (7,413)
                                             ---------       ---------       ---------
   Net pension credit                        $ (13,777)      $ (10,339)      $  (6,762)
                                             =========       =========       =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                1994            1993
                                             ---------       ---------
Plan assets at fair value                    $ 493,965       $ 521,935
Projected benefit obligations                  292,470         331,533
                                             ---------       ---------
Excess of assets over projected
   benefit obligations                         201,495         190,402
Unrecognized net transition asset              (31,010)        (35,343)
Unrecognized net gain                         (140,761)       (133,290)
                                             ---------       ---------
   Prepaid pension cost                      $  29,724       $  21,769
                                             =========       =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $221.9 million and $245.0 million and vested benefit obligations of $189.7 million and $214.2 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                             1994               1993
                                             -----              -----
Discount rate                                8.25%              7.50%
Rate of compensation increase                5.50%              5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):



                                                            1994             1993
                                                         ---------        ---------
Benefits earned during the year                          $   2,761        $   3,854
Interest cost on accumulated postretirement
   benefit obligations                                      11,026           10,749
Actual return on assets                                        126               --
Amortization of transition obligation                        4,904            7,198
Other - net                                                    131               --
                                                         ---------        ---------
   Postretirement benefit cost                           $  18,948        $  21,801
                                                         =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $4.6 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):



                                                            1994             1993
                                                         ---------        ---------
Accumulated postretirement benefit obligations
   attributable to:
    Retirees                                             $  94,192        $  85,087
    Fully eligible active plan participants                  4,038            4,576
    Other active plan participants                          45,155           53,161
                                                         ---------        ---------
Total accumulated postretirement benefit obligations       143,385          142,824
Fair value of plan assets                                    4,917            2,474
                                                         ---------        ---------
Excess of accumulated obligations over plan assets         138,468          140,350
Unrecognized transition obligation                         (85,798)         (99,161)
Unrecognized net loss                                      (18,107)         (14,016)
                                                         ---------        ---------
  Accrued postretirement benefit obligations             $  34,563        $  27,173
                                                         =========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $1.8 million and the accumulated postretirement benefit obligations at December 31, 1994 by $16.6 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $26.0 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.1 million for the years 1994-1992.


                             11.  LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment. Minimum rental commitments for noncancelable leases through 1999 and thereafter are minimal. Rental expense was $12.0 million, $11.3 million and $11.9 million in 1994-1992, respectively.


                       12.  PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:


                                                         1994             1993
                                                      ----------       ----------
                                                      (Thousands of Dollars)

Land                                                  $   12,396       $   12,653
Buildings                                                212,140          206,810
Central office equipment                               1,140,924        1,102,509
Outside plant                                          1,353,660        1,278,064
Other                                                    270,792          286,274
                                                      ----------       ----------
  Total property, plant and equipment                  2,989,912        2,886,310
  Accumulated depreciation                              (910,694)        (887,035)
                                                       ---------       ----------
  Net property, plant and equipment                   $2,079,218       $1,999,275
                                                      ==========       ==========

                            13.  REGULATORY MATTERS

The Company is subject to regulation by the FCC for its interstate business operations. The state regulatory commissions governing the states of California, Idaho, Oregon and Washington regulate the Company's intrastate operations. Prior to the sale of properties described in Note 3, the state regulatory commission in Montana also regulated the Company's intrastate operations.

INTRASTATE SERVICES

A filing was made on July 9, 1992 with the Washington Utility and Transportation Commission (WUTC) for approval of the legal entity merger in Washington (see Note 4). A settlement agreement was approved by the WUTC on September 24, 1992. Pursuant to the stipulation order, local service rates were reduced by $8.0 million annually and a filing was made to reduce switched access rates by $2.0 million, effective January 1, 1993. On January 25, 1993, the WUTC filed a complaint alleging that the $2.0 million access reduction filing was not in accordance with the settlement agreement. The Company disagreed with the allegations. On February 11, 1994, as a resolution to the WUTC complaint associated with the legal entity merger, the WUTC ordered the Company to reduce its switched access rates $6.7 million, effective immediately.

A filing was made on July 10, 1992 with the Oregon Public Utility Commission
(OPUC) for approval of the legal entity merger in Oregon (see Note 4). A settlement agreement was filed on October 9, 1992 and approved by the OPUC on November 5, 1992. The Company's rates were reduced by $1.3 million effective January 1, 1993.

The Company began a major Extended Area Service (EAS) offering in the Portland metropolitan area in November 1991. This non-optional EAS offering provides expanded local calling to customers in Portland's metropolitan EAS region allowing customers to choose between flat rate, measured, or a combination of flat rate and measured EAS calling plans. On August 29, 1994 the OPUC ordered the expansion of the Portland Metro area to add new EAS routes, eleven of which involved the Company's exchanges. The net revenue reduction from this EAS expansion is projected to be $2.4 million.

In 1992, the Company filed tariffs in both Washington and Oregon that would allow it to operate under a Primary Toll Carrier (PTC) plan in its service areas. Under this plan, the toll billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. On January 28, 1993, the WUTC authorized the Company to operate as a PTC in its service areas, effective July 1, 1994. As a result of the order, the Company reduced its toll rates by an average of 4.5%, its switched access rates by $8.4 million and special access rates by $2.6 million. Special access meet point billing will be implemented in the second quarter of 1995. In Oregon, when the Company filed for authority to operate under a PTC plan, it agreed that as part of the PTC proceeding, it would file financial data to enable the OPUC staff to review its earnings. On February 22, 1994 the OPUC approved the Company's request to operate under a PTC plan effective

May 1, 1994. It also ordered $5.1 million of local and access rate reductions effective April 1, 1994 to reflect the findings from the earnings review part of the proceeding. The Company was authorized a return on equity (ROE) of 10.36% and a rate of return (ROR) of 9.48%. The Company had requested an ROE and ROR of 13.25% and 11.31%, respectively.

On December 21, 1994, the WUTC authorized the Company an ROE of 11.25% and an overall ROR of 9.76%. The Company had requested a 13.8% ROE and an 11.58% ROR. No rate changes were required.

The Company received approval December 21, 1994, from the WUTC for the represcription of its depreciation rates and amortization of analog switching investments resulting in increased intrastate depreciation expenses of $12.9 million.

On January 1, 1995, GTE West Coast Incorporated's Implementation Rate Design
(IRD) rates became effective in California. This IRD order authorized intraLATA toll competition. The net impact of this filing was intended to be revenue neutral to the Company as toll rates were reduced by 40% with an offsetting increase in basic local rates. Effective February 1, 1995, GTE West Coast Incorporated is also authorized to recover $345,000 for its High Cost Fund filing.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate returns above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $4.3 million effective July 1, 1992, $1.9 million effective July 17, 1992, $7.2 million effective October 2, 1992 and $4.0 million effective December 15, 1992.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $128.3 million, $129.3 million and $131.7 million, respectively.

                    14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                    1994          1993          1992
                                                  --------      --------      --------
                                                         (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                       $(41,757)     $(14,705)     $(25,173)
  Materials and supplies                               460         8,989         3,776
  Prepayments and other current assets               2,727         1,703        (3,596)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                 (17,863)        3,015        18,942
  Affiliate payables and accruals                   (5,236)       14,514        (1,691)
  Advanced billings and customer deposits              878        (1,882)         (163)
  Accrued liabilities                                6,353         4,214        (1,391)
  Other                                            (16,048)        4,740       (12,800)
                                                  --------      --------      --------
    Total                                         $(70,486)     $ 20,588      $(22,096)
                                                  ========      ========      ========

CASH PAID DURING THE YEAR FOR:
  Interest                                        $ 48,347      $ 55,102      $ 54,028
  Income taxes                                      45,766        21,079        34,511

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Northwest Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Northwest Incorporated (a Washington corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Northwest Incorporated and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                               MANAGEMENT REPORT


To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.




EILEEN O'NEILL ODUM
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

a.  Identification of Directors

The names, ages and positions of the directors of the Company as of March 27, 1995 are listed below along with their business experience during the past five years.

                                        Director
      Name                     Age       Since                Business Experience
------------------             ---      --------     ------------------------------------------
Kent B. Foster                 51        1993        Vice Chairman of the Board of Directors,
                                                     GTE Corporation, October 1993; President,
                                                     GTE Telephone Operations, 1989; Director,
                                                     GTE Corporation, 1992; Director, all GTE
                                                     domestic telephone subsidiaries, 1993
                                                     and/or 1994; Director, BC Telecom, Inc.;
                                                     Director, Compania Anonima Nacional
                                                     Telefonos de Venezuela; Director,
                                                     NationsBank of Texas; Director, Dallas
                                                     Symphony Orchestra.

Richard M. Cahill              56        1993        Vice President - General Counsel, GTE
                                                     Telephone Operations, 1988; Director, all
                                                     GTE domestic telephone subsidiaries, 1993
                                                     and/or 1994; former Director, GTE Vantage
                                                     Incorporated, 1991.

Gerald K. Dinsmore             45        1993        Senior Vice President - Finance and
                                                     Planning, GTE Telephone Operations, 1994;
                                                     former Vice President - Finance, GTE
                                                     Telephone Operations, 1993; former Vice
                                                     President - Intermediary Customer Markets,
                                                     GTE Telephone Operations, 1988; former
                                                     President of all South Area companies, GTE
                                                     Telephone Operations, 1992; Director, GTE
                                                     Florida Incorporated and GTE South
                                                     Incorporated, 1992; Director, all other
                                                     GTE domestic telephone subsidiaries, 1993
                                                     and/or 1994.

                                        Director
      Name                       Age     Since                 Business Experience
----------------                 ---    --------     ------------------------------------------
Michael B. Esstman               48      1993        Executive Vice President - Customer
                                                     Segments, GTE Telephone Operations, 1994;
                                                     former Executive Vice President -
                                                     Operations, GTE Telephone Operations,
                                                     1993; former President and Director of all
                                                     Central Area companies, GTE Telephone
                                                     Operations, 1991; former President, Contel
                                                     Eastern Region, Telephone Operations
                                                     Sector, 1983; Director, AG Communications
                                                     Systems; Director, all other GTE domestic
                                                     telephone subsidiaries, 1993 and/or 1994.

Thomas W. White                  48      1993        Executive Vice President - Network
                                                     Operations, GTE Telephone Operations,
                                                     1994; former Executive Vice President -
                                                     Telephone Operations, GTE Telephone
                                                     Operations, 1993; former Senior Vice
                                                     President - General Office Staff, GTE
                                                     Telephone Operations, 1989; Director, all
                                                     GTE domestic telephone subsidiaries, 1993
                                                     and/or 1994; Director, Quebec - Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which is to be held on the third Friday in March.

There are no family relationships between any of the directors or executive officers of the Company.

b.  Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations (Telops). Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations as of March 27, 1995.


                               Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  -------------------------------

Kent B. Foster          51   1989       --     President of GTE Telephone
                                                 Operations
John C. Appel           46   1994     1995     Senior Vice President -
                                                 Regional Operations of GTE
                                                 Telephone Operations and the
                                                 Company
Mary Beth Bardin(1)     40   1994     1995     Vice President - Public Affairs
                                                 of GTE Telephone Operations
                                                 and the Company

                                  Year Assumed
                                Present Position
                                ----------------
                                           the
       Name                Age  Telops   Company             Position
--------------------       ---  ------   -------  ---------------------------------
Clarence F. Bercher        51    1994     1995    President - Consumer Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Consumer
                                                    Markets of the Company
Richard M. Cahill          56    1989     1995    Vice President - General
                                                    Counsel of GTE Telephone
                                                    Operations and the Company
Robert C. Calafell         53    1993       --    Vice President - Video Services
                                                    of GTE Telephone Operations
Gerald K. Dinsmore         45    1994     1994    Senior Vice President - Finance
                                                    and Planning of GTE Telephone
                                                    Operations and the Company
William M. Edwards, III    46      --     1993    Controller of the Company
Michael B. Esstman         48    1994       --    Executive Vice President -
                                                    Customer Segments of GTE
                                                    Telephone Operations
Bruce E. Haddad            41    1994       --    Senior Vice President -
                                                    International of GTE
                                                    Telephone Operations
Donald A. Hayes            57    1992       --    Vice President - Information
                                                    Technology of GTE Telephone
                                                    Operations
Gregory D. Jacobson        43      --     1994    Treasurer of the Company
Andrew T. Jones            54    1992       --    Vice President - International
                                                    of GTE Telephone Operations
Brad M. Krall              53    1993     1995    Vice President - Centralized
                                                    Operations of GTE Telephone
                                                    Operations and the Company
Michael J. McDonough       45    1994     1995    President - Business Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Business
                                                    Markets of the Company
Paul E. Miner              50    1993     1995    Vice President - Network
                                                    Operations Support of GTE
                                                    Telephone Operations and the
                                                    Company
Eileen O'Neill Odum (2)    40      --     1995    President of the Company
Richard L. Schaulin        52    1989     1995    Vice President - Human
                                                    Resources of GTE Telephone
                                                    Operations and the Company
Leland W. Schmidt          61    1989       --    Vice President - Industry
                                                    Affairs of GTE Telephone
                                                    Operations
Charles J. Somes (3)       49      --     1995    Secretary of the Company
Larry J. Sparrow           51    1994     1995    President - Carrier Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Carrier
                                                    Markets of the Company
Alex Stadler               44    1994     1995    Vice President - Strategy &
                                                    Technology Planning of GTE
                                                    Telephone Operations and the
                                                    Company

                               Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  ----------------------------
Thomas W. White         48    1994      --     Executive Vice President -
                                                 Network Operations of GTE
                                                 Telephone Operations

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

(2) Eileen O'Neill Odum was elected President replacing Larry J. Sparrow who was elected President - Carrier Markets of GTE Telephone Operations and Vice President - Carrier Markets of the Company.

(3) Charles J. Somes was elected Secretary replacing Kenneth K. Okel who was appointed Assistant Vice President and Associate General Counsel - Regional Operations - Western, GTE Telephone Operations.

During 1994, the organizational structure of GTE Telephone Operations was restructured to included 11 regions, eliminating the previous Area management structure.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1994 Chief Executive Officer and each of the other three most highly compensated executive officers (the named executive officers) of the Company in 1994 for services in all capacities to the Company and its subsidiary.

                                                                                          Long-Term Compensation
                                                                            -------------------------------------------------
                                              Annual Compensation(1)                 Awards                  Payouts
                                       ----------------------------------   -----------------------   -----------------------
       (a)                      (b)       (c)        (d)         (e)            (f)         (g)         (h)         (i)
                                                                                         Securities
                                                             Other Annual   Restricted   Underlying     LTIP      All Other
Name and Principal                      Salary               Compensation     Stock       Options/    Payouts    Compensation
Position in Group               Year      ($)     Bonus($)       ($)         Awards(#)    SARs(#)      ($)(2)      ($)(3)
------------------              ----   --------   --------   ------------   ----------   ----------   -------    ------------
Larry J. Sparrow (4)            1994    49,020     43,968         --           --         30,900      22,041        4,500
 President                      1993    45,580     32,185         --           --         14,500       7,101        1,366
                                1992    38,138     40,204         --           --          9,000       8,835        1,095

Elizabeth A. Edwards (5)        1994   148,569     51,900         --           --          4,000          --        4,403
 Regional Vice President -      1993   141,231     37,100         --           --          2,700          --        4,237
  General Manager-Northwest     1992   139,591     55,577         --           --             --          --        4,196

Anthony W. Armstrong (6)        1994   124,700     24,100         --           --            900          --           --
 Regional Vice President -      1993   124,700     21,200         --           --             --          --        3,597
  External Affairs-Northwest    1992   124,725     34,797         --           --             --          --        3,749

Kent B. Foster                  1994    52,091     65,691         --           --        138,100      31,188        4,500
 President -                    1993    41,156     37,804         --           --         58,800       8,326          462
  GTE Telephone Operations      1992    34,642     40,475         --           --             --      12,600          441

(1) Annual Compensation represents the Company's pro rata share, if applicable, of salaries, bonuses and other annual compensation. Total annual cash compensation for Mr. Sparrow, Ms. Edwards and Messrs. Armstrong and Foster, for whom allocated amounts are shown above, is $494,462; $200,469; $148,800 and $1,525,508 for 1994, respectively.
(2) 1994 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994 period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single long-term performance measure (return on equity) to a combined measure (return on equity and operating cash flow margin).
(3) All other compensation includes Company contributions to defined contribution plans.
(4) Mr. Sparrow served as President until February 15, 1995, when he was elected Vice President - Carrier Markets for all GTE domestic telephone companies. On February 15, 1995, Ms. O'Neill Odum was elected President of the Company.
(5) Ms. Edwards served as Regional Vice President - General Manager until February 1995. In September 1994, she was also appointed Vice President
      - Commercial Services, GTE Data Services.
(6) Mr. Armstrong served as Regional Vice President - External Affairs until February 1995. In September 1994, he was also appointed Regional Director - Governmental Affairs (California, Arizona and Nevada), GTE Telephone Operations.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1994, whether or not specifically allocated to the Company. The options and SARs were granted under the LTIP. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                    Potential Realizable Value at
                                                                                     Assumed Annual Rate of Stock
                                                                                        Price Appreciation For
                                      Individual Grants(1)                                    Option Term
                       -------------------------------------------------------    ----------------------------------
    (a)                    (b)             (c)           (d)           (e)          (f)         (g)           (h)
                                       Percent of
                        Number of     Total Options/
                       Securities     SARs Granted     Exercise
                       Underlying      to All GTE      Or Base
                       Option/SARs    Employees in      Price       Expiration
Name                   Granted (1)    Fiscal Year       ($/SH)         Date          0%          5%           10%
----                   -----------    -------------    --------     ----------    --------   ----------   ----------
Larry J. Sparrow         30,900           .75%         $32.44        02/16/04     $    --    $  630,135   $1,596,759
Elizabeth A. Edwards      4,100            --           32.44        02/16/04          --        81,571      206,700
Anthony W. Armstrong        900            --           32.44        02/16/04          --        18,353       46,508
Kent B. Foster           69,050          1.68           34.44        02/16/04          --     1,270,016    3,430,063
                         69,050          1.68           32.44        02/16/04          --     1,408,116    3,568,163

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.


                        AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1994. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) common stock on December 30, 1994.

    (a)                    (b)            (c)                   (d)                           (e)
                                                       Number of Securities           Value of Unexercised
                         Shares                       Underlying Unexercised        In-the-Money Options/SARs
                        Acquired         Value        Options/SARs at FY-End              At FY-End($)
Name                 On Exercise(#)   Realized($)   Exercisable    Unexercisable   Exercisable   Unexercisable
----                 --------------   -----------   ------------   -------------   -----------   -------------
Larry J. Sparrow                --    $       --         35,583          48,617    $        --   $          --
Elizabeth A. Edwards            --            --          6,800           5,800         24,750              --
Anthony W. Armstrong            --            --             --             900             --              --
Kent B. Foster                  --            --        152,374         210,626             --              --

Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE 1991 LTIP provides for awards, currently in the form of stock options with tandem SARs and cash bonuses, to participating employees. The primary purpose of the LTIP is to offer participants an incentive to cause GTE to achieve superior financial performance, thereby helping to assure superior performance for the shareholders. The stock options and tandem SARs awarded under the LTIP to the named executive officers in 1994 are shown in the table on page 40.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. The performance bonuses are paid in cash. Awards for the three-year performance cycle ending in 1994 are based on GTE's financial performance during the relevant cycle as measured by GTE's average return on equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). The Committee views OCFM as an excellent complement to ROE due to its capacity to accurately measure profitable revenue growth, a key determinant of financial strength, especially for high growth businesses. To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance, the Committee established two performance periods - a one-year period to run concurrently with the final year of the three-year ROE performance cycle ending in 1994 and a two-year period to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the two award periods will be based on GTE's performance against ROE and OCFM performance for the one- and two-year periods. Awards for the three-year performance cycle ending in 1996 will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. Seventy-five percent of the award is determined based on ROE performance and 25% of the award is determined based on OCFM performance.

At the time performance targets for the current LTIP cycles are established, a Common Stock Unit account is set up for each participant in the LTIP. An initial dollar amount for each account (target award) is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with practices of other major corporations not involved in the telecommunications industry that have a reputation for excellence, are comparable to GTE in terms of such quantitative measures as revenues, market value and total shareholder return and are viewed as direct competitors for executive talent in the overall labor market as well as GTE's past and projected financial performance. That amount is then divided by the average market price of GTE common stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE common stock. An amount equal to the dividends paid on an equivalent number of shares of GTE common stock is added on each dividend payment date. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE common stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Messrs. Sparrow and Foster are the only individuals of the named executive officers eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1994 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                             Estimated Future Payouts
                                                       Under Non-Stock Price Based Plans(1)
                                                       -------------------------------------
       (a)                    (b)           (c)            (d)          (e)          (f)
                                        Performance
                          Number of       Or Other
                        Shares, Units   Period Until
                           Or Other      Maturation
       Name                 Rights       Or Payout     Threshold(2)   Target(3)   Maximum(4)
----------------        -------------   ------------   ------------   ---------   ----------
Larry J. Sparrow            3,800         3 Years           873         4,367
                            1,400         2 Years           316         1,582
                            1,400         1 Year            298         1,488
Elizabeth A. Edwards           --           N/A              --            --
Anthony W. Armstrong           --           N/A              --            --
Kent B. Foster             15,400         3 Years         3,701        18,507
                            5,400         2 Years         1,221         6,103
                            5,400         1 Year          1,148         5,739

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 30, 1994. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE common stock.

(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.

(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100% of the target award for ROE and OCFM. If the actual results for one, but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will be at 100% of the target award for that performance measure, and the portion of the award determined by the measure performing at less than 100% will be determined accordingly.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their performance targets, additional bonuses may be earned according to the following schedule:

            Performance Increment Above                  Added Percentage
      Maximum ROE and OCFM Performance Targets           to Maximum Awards
      --------------------------------------------------------------------
                First and Second   0.1%                          +2%
                Third and Fourth   0.1%                          +3%
                Fifth and above    0.1%                          +4%

      For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Sparrow and Foster regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control.

Good reason for leaving includes, but is not limited to, the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

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

In addition, the Agreements with Messrs. Sparrow and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; ten years if credited service is more than five and not more than ten years; and, if the executive's credited service exceeds ten years, the actual number of credited years of
service.   These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                               PENSION PLAN TABLE

Final Average                                    Years of Service
                       ---------------------------------------------------------------------
  Earnings                 15            20             25            30              35
------------           ---------------------------------------------------------------------
$    150,000           $  31,532     $  42,042      $  52,553     $   63,063      $   73,574
     200,000              42,407        56,542         70,678         84,813          98,949
     300,000              64,157        85,542        106,928        128,313         149,699
     400,000              85,907       114,542        143,178        171,813         200,449
     500,000             107,657       143,542        179,428        215,313         251,199
     600,000             129,407       172,542        215,678        258,813         301,949
     700,000             151,157       201,542        251,928        302,313         352,699
     800,000             172,907       230,542        288,178        345,813         403,449
     900,000             194,657       259,542        324,428        389,313         454,199
   1,000,000             216,407       288,542        360,678        432,813         509,949
   1,200,000             259,907       346,542        433,178        519,813         606,449
   1,500,000             325,157       433,542        541,928        650,313         758,699
   2,000,000             433,907       578,542        723,178        867,813       1,012,449

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of February 15, 1995, the credited years of service under the plan for Mr. Sparrow, Ms. Edwards, Messrs. Armstrong and Foster are 27, 18, 21, and 24, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements, on an unfunded basis, the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Sparrow and Foster a maximum postretirement life insurance benefit of three times final base salary and provides Ms. Edwards a postretirement life insurance benefit of one times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1995:

                                 Name and                    Shares of
     Title                       ddress of                   Beneficial            Percent
    of Class                 Beneficial Owner                Ownership             of Class
    --------                 ----------------                ----------            --------
    Common Stock of          GTE Corporation                 17,920,000              100%
    GTE Northwest            One Stamford Forum              shares of
    Incorporated             Stamford, Connecticut           record
                             06904

(b)  Security Ownership of Management as of December 31, 1994:

     Common Stock of       Name of Director or Nominee(1)(2)
                           ---------------------------------
     GTE Corporation       Kent B. Foster                         268,305   No director
                           Richard M. Cahill                       36,287   or nominee or
                           Gerald K. Dinsmore                      41,529   executive
                           Michael B. Esstman                      67,631   officer owns
                           Thomas W. White                        120,994   as much as
                                                                ---------   1/10 of
                                                                  534,746   1 percent.
                                                                =========
                           Executive Officers(1)(2)
                           ------------------------
                           Larry J. Sparrow                        64,836
                           Elizabeth A. Edwards                    14,411
                           Anthony W. Armstrong                       960
                           Kent B. Foster                         268,305
                                                                ---------
                                                                  348,512
                                                                =========

                           All directors and executive
                           officers as a group(1)(2)            1,208,310   Represents
                                                                =========   less than 1/5
                                                                            of 1 percent
                                                                            of outstanding
                                                                            common stock.


    (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

    (2) Included in the number of shares beneficially owned by Messrs. Foster, Cahill, Dinsmore, Esstman, White, Sparrow, Ms. Edwards and Mr. Armstrong and all directors and executive officers as a group are 214,539; 32,616; 39,499; 46,466; 109,299; 50,716; 9,033; 300 and
           959,759 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1994.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).


Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)      Financial Statements - See GTE Northwest Incorporated's
               consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.


      (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1994-1992 (as required):

               II - Valuation and Qualifying Accounts

      Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


      (3)      Exhibits - Included in this report or incorporated by reference.

               2.1* Agreement of Merger dated November 18, 1992 between Contel of the Northwest, Inc. and GTE Northwest Incorporated. (Exhibit 2.1 of the 1993 Form 10-K, File No. 0-2908.)

               3*

               4* Indenture dated as of April 1, 1994 between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909).

               27      Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)



---------------------------------------------------------------------------------------------------------------
              Column A                   Column B              Column C               Column D       Column E
---------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                       -----------------------

                                                                                     Deductions
                                        Balance at     Charged        Charged           from        Balance at
                                        Beginning         to          to Other        Reserves       Close of
            Description                  of Year        Income        Accounts        (Note 1)         Year
---------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the year ended:

   December 31, 1994                    $    6,602     $    9,642     $  14,683(2)    $   23,182    $    7,745
                                        =======================================================================
   December 31, 1993                    $    3,654     $   12,724     $  13,690(2)    $   23,466    $    6,602
                                        =======================================================================
   December 31, 1992                    $    2,265     $    9,340     $  18,471(2)    $   26,422    $    3,654
                                        =======================================================================


Accrued restructuring costs
   for the year ended (Note 3):

   December 31, 1994                    $  125,003     $        0     $       0       $   25,459    $   99,544
                                        =======================================================================
   December 31, 1993                    $        0     $  125,003     $       0       $        0    $  125,003
                                        =======================================================================
   December 31, 1992                    $        0     $        0     $       0       $        0    $        0
                                        =======================================================================





_____________________________________________________
NOTES:

(21   Charges for purpose for which reserve was created.

(2)   Recoveries of previously written-off amounts.

(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GTE NORTHWEST INCORPORATED
                                               (Registrant)



Date March 27, 1995                    By   EILEEN O'NEILL ODUM
                                          -----------------------
                                            EILEEN O'NEILL ODUM
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



EILEEN O'NEILL ODUM                   President                               March 27, 1995
----------------------------------
EILEEN O'NEILL ODUM                   (Principal Executive Officer)



GERALD K. DINSMORE                    Senior Vice President - Finance         March 27, 1995
----------------------------------
GERALD K. DINSMORE                      and Planning and Director
                                      (Principal Financial Officer)



WILLIAM M. EDWARDS, III               Controller                              March 27, 1995
----------------------------------
WILLIAM M. EDWARDS, III               (Principal Accounting Officer)



RICHARD M. CAHILL                     Director                                March 27, 1995
----------------------------------
RICHARD M. CAHILL



MICHAEL B. ESSTMAN                    Director                                March 27, 1995
----------------------------------
MICHAEL B. ESSTMAN



KENT B. FOSTER                        Director                                March 27, 1995
----------------------------------
KENT B. FOSTER



THOMAS W. WHITE                       Director                                March 27, 1995
----------------------------------
THOMAS W. WHITE

                                Exhibit Index

           Exhibit No.
           -----------
               2.1* Agreement of Merger dated November 18, 1992 between Contel of the Northwest, Inc. and GTE Northwest Incorporated. (Exhibit 2.1 of the 1993 Form 10-K, File No. 0-2908.)

               3*

               4* Indenture dated as of April 1, 1994 between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909).

               27      Financial Data Schedule.






* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.