Form 10-Q
period 1995-03-31
GTE NORTHWEST INC
filed 1995-05-11
CIK 40877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended            March 31, 1995

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

                                                            YES X
NO

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.



PART I.  FINANCIAL INFORMATION


GTE NORTHWEST INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three
Months Ended
                                                           March
31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                          $    91,940
$    83,991
  Network access services                              87,545
98,185
  Long distance services                               29,373
3,655
  Equipment sales and services                         14,865
14,443
  Other                                                 4,543
10,700

                                                      228,266
210,974


OPERATING EXPENSES:
  Cost of sales and services                           49,716
48,121
  Depreciation and amortization                        51,424
41,750
  Marketing, selling, general and
    administrative                                     69,448
73,530

                                                      170,588
163,401

  Net operating income                                 57,678
47,573


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                     13,964
10,851
  Other - net                                            (182)
(1,564)


INCOME BEFORE INCOME TAXES                             43,896
38,286


INCOME TAXES                                           15,354
14,155


NET INCOME                                        $    28,542
$    24,131

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.





- -1-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $28.5 and $24.1 for the three months ended March
31, 1995 and 1994, respectively, reflecting an increase of 18% or $4.4. The increase is primarily due to higher revenues associated with customer growth, partially offset by increased depreciation and amortization costs.

  OPERATING REVENUES

Operating revenues were $228.3 and $211.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 8% or $17.3.

Local network service revenues were $91.9 and $84.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 9% or $7.9. The increase is primarily due to continued customer growth as reflected by an 8% increase in access lines, which generated additional revenues of $3.6, and increases of $5.7 related to growth in optional extended area service revenue, increased sales of custom calling features (e.g. Smart Call, CLASS services, etc.), and higher installation revenues. These increases were partially offset by a $1.3 reduction in basic area rates in Oregon.

Network access services revenues were $87.5 and $98.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 11% or $10.7. The decrease is primarily due to a $13.2 reduction in access revenues associated with the conversion by Oregon and Washington in May 1994 and July 1994, respectively, to a Primary Toll Carrier (PTC) plan. Before transitioning to the PTC plan, all intraLATA toll was remitted to US WEST, Inc. In turn, US WEST, Inc. paid the Company access charges for intraLATA toll that was originated or terminated by the Company. Under the PTC plan, the Company keeps the revenue from originating toll calls, records them as long distance service revenues and remits access charges to the local exchange carriers (LEC's). Therefore, under the PTC plan, the Company only receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the PTC plan is intended to be income neutral to the Company since decreases in access revenues are offset by increases in toll revenues and corresponding access charge expenses. The decrease is also due to a decrease of $2.4 associated with rate reductions. These decreases are partially offset by a 11% increase in minutes of use which generated additional revenues of $5.4.

Long distance services revenues were $29.4 and $3.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of $25.7. This increase is primarily due to a $25.0 increase in intraLATA toll revenues due to conversion to the PTC plan mentioned above.

Other operating revenues were $4.5 and $10.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 58% or $6.2.


- -2-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


The decrease is primarily due to $6.5 in lower billing and collection revenues associated with the conversion to the PTC plan mentioned above, partially offset by a $1.5 increase in directory advertising revenues attributable to the timing of directory publications.

  OPERATING EXPENSES

Operating expenses were $170.6 and $163.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 4% or $7.2. The increase is primarily due to $7.0 in higher access charges associated with the transition to the PTC plan and increased depreciation and amortization rate adjustments of $7.0 in Oregon and Washington. The increases were partially offset by $2.1 in lower property tax expenses, a $3.1 decline in installation and maintenance costs and $2.4 in lower labor and benefits costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994.

  OTHER DEDUCTIONS

Interest expense was $14.0 and $10.9 for the three months ended
March 31, 1995 and 1994, respectively, reflecting an increase of 29% or $3.1. The increase is primarily due to higher long-term debt levels.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities, payment of dividends, and funding of its re-engineering plan. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995, a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operating activities of $137.9 compared to $73.6 for the same period in 1994. The increase is primarily due to favorable timing differences in the payment of taxes and the collection of receivables, as well as improved operating results.

The Company's capital expenditures during the first three months of 1995 were $47.8 compared to $56.6 for the same period in 1994. The 1995 capital expenditures reflect the Company's continued growth in access lines, modernization of current facilities and provisioning for new products and services. The Company's construction costs in 1995 are expected to be lower than capital expenditures of $263.1 incurred during 1994.




- -3-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Cash used in financing activities was $71.8 for the first three months of 1995 compared to $9.0 for the same period in 1994. This included retirement of long-term debt of $11.7 in the first quarter of 1995 compared to $4.6 for the same period in 1994, decreases in short-term debt and affiliate notes of $49.3 in the first quarter of 1995 compared to $4.4 for the same period in 1994 and $10.7 in dividend payments during the first quarter of 1995.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $125.0, which reduced net income by $77.0, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $31.7 have been made since inception of the re-engineering plan, including $6.3 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $93.3 remains in the restructuring reserve, of which $35.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

The Company began a major Extended Area Service (EAS) offering in the Portland metropolitan area in November 1991. This non-optional EAS offering provides

- -4-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


expanded local calling to customers in Portland's metropolitan EAS region allowing customers to choose between flat rate, measured, or a combination of flat rate and measured EAS calling plans. On August 29, 1994 the Oregon Public Utilities Commission
(OPUC) ordered the expansion of the Portland Metro area to add new EAS routes, three of which involved the Company's exchanges. In addition, the OPUC ordered the addition of new EAS routes in other parts of the state, eight of which involved the Company's exchanges. The EAS expansion is expected to reduce net revenue by $2.4 annually.











































- -5-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                    March 31,
December 31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                            $    19,239
$       953
  Receivables, less allowances
    of $7,945 and $7,745, respectively                189,928
231,884
  Materials and supplies                               12,858
11,915
  Deferred income tax benefits                          6,323
7,459
  Prepayments and other                                30,971
3,922
    Total current assets                              259,319
256,133









PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                     2,979,729
2,989,912
  Accumulated depreciation                           (927,988)
(910,694)
    Net property, plant and equipment               2,051,741
2,079,218









OTHER ASSETS                                           68,257
70,682








    TOTAL ASSETS                                  $ 2,379,317
$ 2,406,033

See Notes to Condensed Consolidated Financial Statements.


- -6-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    March 31,
December 31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities   $     2,505
$    58,278
  Accounts payable                                     98,044
106,053
  Accrued taxes                                        60,221
55,845
  Accrued payroll and vacations                        24,058
17,569
  Accrued interest                                     17,247
13,617
  Accrued dividends                                    30,303
10,693
  Accrued restructuring costs and other                87,831
84,903
    Total current liabilities                         320,209
346,958



LONG-TERM DEBT                                        658,149
658,040



DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                     437,500
433,739



PREFERRED STOCK, subject to
  mandatory redemption                                    800
2,400



SHAREHOLDER'S EQUITY:
  Common stock                                        448,000
448,000
  Other capital                                        57,687
57,687
  Reinvested earnings                                 456,972
459,209
    Total shareholder's equity                        962,659
964,896







    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,379,317
$ 2,406,033

See Notes to Condensed Consolidated Financial Statements.


- -7-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                           March
31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    28,542
$    24,131
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                    51,424
41,750
      Deferred income taxes and investment
        tax credits                                     8,213
8,448
      Provision for uncollectible accounts              3,768
1,698
      Changes in current assets and
        current liabilities                            34,953
(2,854)
      Other - net                                      10,994
434
      Net cash from operating activities              137,894
73,607



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (47,843)
(56,934)
  Other - net                                              16
366
      Net cash used in investing activities           (47,827)
(56,568)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired          (11,772)
(4,564)
  Dividends paid to shareholders                      (10,709)
(82)
  Net change in affiliate notes                        (3,700)
(15,124)
  Increase (decrease) in short-term debt              (45,600)
10,750
      Net cash used in financing activities           (71,781)
(9,020)



  Increase in cash                                     18,286
8,019



  Cash at beginning of period                             953
2,535



  Cash at end of period                           $    19,239
$    10,554

See Notes to Condensed Consolidated Financial Statements.



- -8-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































- -9-
GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K.

           (27)  Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































- -10-
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                           GTE NORTHWEST
INCORPORATED
                                                  (Registrant)






Date:  May 11, 1995                          WILLIAM M. EDWARDS,
III
                                             WILLIAM M. EDWARDS,
III
                                                   Controller
                                           (Chief Accounting
Officer)

- -11-