Form 10-Q
period 1995-06-30
GTE NORTHWEST INC
filed 1995-08-08
CIK 40877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended         June 30, 1995

                                         or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                      to


Commission File Number:0-2908

                        GTE NORTHWEST INCORPORATED
         (Exact name of registrant as specified in its charter)

           WASHINGTON                                      91-0466810
  State or other jurisdiction of                        (I.R.S. Employer
  Incorporation or organization)                       Identification No.)

   1800 41st Street, Everett, Washington                         98201
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      206-261-5321


(Former name, former address and former fiscal year, if changed since last report)

The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            YES X   NO

The Company had 17,920,000 shares of no par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $   94,722   $   84,920    $  186,662   $  168,911
  Network access services            87,242       97,669       174,787      195,854
  Long distance services             29,558        8,900        58,931       12,555
  Equipment sales and services       19,591       16,169        34,456       30,612
  Other                               3,861       16,611         8,404       27,311

                                    234,974      224,269       463,240      435,243


OPERATING EXPENSES:
  Cost of sales and services         48,773       53,316        98,489      101,437
  Depreciation and amortization      48,970       42,824       100,394       84,574
  Marketing, selling, general
    and administrative               71,650       73,045       141,098      146,575

                                    169,393      169,185       339,981      332,586

  Net operating income               65,581       55,084       123,259      102,657


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   13,946       13,129        27,910       23,980
  Other - net                           184          (99)            2       (1,663)


INCOME BEFORE INCOME TAXES           51,451       42,054        95,347       80,340


INCOME TAXES                         17,326       15,578        32,680       29,733


NET INCOME                       $   34,125   $   26,476    $   62,667   $   50,607


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.




                                      1
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $62.7 and $50.6 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 24% or $12.1. The increase is primarily due to higher revenues associated with customer growth, partially offset by increased depreciation and amortization costs.

  OPERATING REVENUES

Operating revenues were $463.2 and $435.2 for the six months ended
June 30, 1995 and 1994, respectively, reflecting an increase of 6% or $28.0.

Local network services revenues were $186.7 and $168.9 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 11% or $17.8. The increase is primarily due to continued customer growth as reflected by a 5% increase in access lines, which generated additional revenues of $6.6, and $3.7 of growth in extended area service revenue.
The increase is also due to $2.2 in higher installation revenues and a $5.4 growth in sales of custom calling features (e.g. SmartCall (Trademark), CLASS services, etc.), CentraNet (Trademark) and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one line. These increases were partially offset by a $1.3 reduction in basic area rates in Oregon.

Network access services revenues were $174.8 and $195.9 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 11% or $21.1. The decrease is primarily due to a $26.7 reduction in access revenues associated with the conversion by Oregon and Washington in May 24, 1994 and July 1994, respectively, to a Primary Toll Carrier (PTC) plan. Before transitioning to the PTC plan, all intraLATA toll was remitted to US WEST, Inc. In turn, US WEST, Inc. paid the Company access charges for intraLATA toll that was originated or terminated by the Company. Under the PTC plan, the Company keeps the revenue from originating toll calls, records them as long distance service revenues and remits access charges to the local exchange carriers (LECs). Therefore, under the PTC plan, the Company only receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the PTC plan is intended to be income neutral to the Company since decreases in access revenues are offset by increases in toll revenues and corresponding access charge expenses. The decrease is also due to a decrease of $3.9 associated with rate reductions. These decreases are partially offset by a 12.1% increase in minutes of use which generated additional revenues of $11.7.

Long distance services revenues were $58.9 and $12.6 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of $46.3. The increase is primarily due to a $50.2 increase in intraLATA toll revenues due to conversion to the PTC plan mentioned above.

                                      2
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and services revenues were $34.5 and $30.6 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 13% or $3.9. The increase is primarily associated with higher revenues of $2.2 related to the settlement of certain interstate billing and collection activities and a $1.3 growth in voice messaging revenues.

Other operating revenues were $8.4 and $27.3 for the six months ended
June 30, 1995 and 1994, respectively, reflecting a decrease of 69% or $18.9. The decrease is primarily due to $12.0 in lower billing and collection revenues associated with the conversion to the PTC plan mentioned above, and a $6.0 decrease in directory advertising revenues attributable to the timing of directory publications.

  OPERATING EXPENSES

Operating expenses were $340.0 and $332.6 for the six months ended
June 30, 1995 and 1994, respectively, reflecting an increase of 2% or $7.4. The increase is primarily due to $9.0 in higher access charges associated with the transition to the PTC plan and an increase in depreciation and amortization, primarily related to rate adjustments of $9.2 in Oregon and Washington. These increases were partially offset by $3.2 in lower data processing costs, a $4.6 decline in software costs and $2.5 in settlement gains recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

  OTHER DEDUCTIONS

Interest expense was $27.9 and $24.0 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 16% or $3.9. The increase is primarily due to higher average long-term debt levels for the first six months of 1995 compared to the same period in 1994.

Income taxes were $32.7 and $29.7 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 10% or $3.0. The increase is primarily related to corresponding increases in pretax income, partially offset by adjustments to prior years' tax liabilities.

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





                                      3
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $41.8 have been made since inception of the re-engineering plan, including $16.3 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $83.2 remains in the restructuring reserve, of which $36.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

  Tariff                 Productivity            Sharing Parameters
  Entity                   Factor             50%              100%
  Washington (GTE),         4.0%       12.25-13.25% ROR   Over 13.25% ROR
    California-
    West Coast, Inc.

  Idaho, Oregon,            5.3%       None               None
    Washington (Contel)

Since the Company's access fees are priced significantly below the FCC's maximum price, the Company was permitted to file tarrifs effective May 24, 1995 to increase rates $6.0, annually. In addition, the Company filed tarrifs effective August 1, 1995 under the interim rules to reduce rates $17.2, annually. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.







                                      4
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

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























                                      5
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                  (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $    19,944    $       953
  Receivables, less allowances
    of $6,321 and $7,745, respectively              184,779        231,884
  Materials and supplies                             12,742         11,915
  Deferred income tax benefits                        5,215          7,459
  Prepayments and other                              11,627          3,922
    Total current assets                            234,307        256,133









PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   3,051,810      2,989,912
  Accumulated depreciation                         (975,866)      (910,694)
    Net property, plant and equipment             2,075,944      2,079,218









OTHER ASSETS                                         79,628         70,682








    TOTAL ASSETS                                $ 2,389,879    $ 2,406,033


See Notes to Condensed Consolidated Financial Statements.



                                      6
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  June 30,     December 31,
                                                    1995           1994
                                                  (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities $    46,235    $    58,278
  Accounts payable                                   90,175        106,053
  Accrued taxes                                      34,098         55,845
  Accrued payroll and vacations                      28,996         17,569
  Accrued interest                                   13,287         13,617
  Accrued dividends                                  21,492         10,693
  Accrued restructuring costs and other              90,833         84,903
    Total current liabilities                       325,116        346,958



LONG-TERM DEBT                                      658,256        658,040



RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             337,606        323,415
  Employee benefit obligations                       39,471         37,956
  Restructuring costs and other                      53,685         72,368
    Total reserves and deferred credits             430,762        433,739


PREFERRED STOCK, subject to
  mandatory redemption                                   --          2,400



SHAREHOLDER'S EQUITY:
  Common stock                                      448,000        448,000
  Other capital                                      57,687         57,687
  Reinvested earnings                               470,058        459,209
    Total shareholder's equity                      975,745        964,896





    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 2,389,879    $ 2,406,033


See Notes to Condensed Consolidated Financial Statements.



                                      7
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    62,667    $    50,607
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                 100,394         84,574
      Deferred income taxes and investment
        tax credits                                  16,349         14,446
      Provision for uncollectible accounts            7,900          2,149
      Changes in current assets and
        current liabilities                          (9,167)       (19,686)
      Other - net                                    (8,586)        (9,528)
      Net cash from operating activities            169,557        122,562



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (95,131)      (124,701)
  Other - net                                            26            425
      Net cash used in investing activities         (95,105)      (124,276)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                  --        200,460
  Long-term debt and preferred stock retired        (12,805)        (3,948)
  Dividends paid to shareholders                    (41,018)       (13,769)
  Decrease in short-term debt                        (1,638)      (164,711)
      Net cash from (used in) financing
        activities                                  (55,461)        18,032


  Increase in cash                                   18,991         16,318

  Cash at beginning of period                           953          2,535

  Cash at end of period                         $    19,944    $    18,853



See Notes to Condensed Consolidated Financial Statements.






                                      8
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

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

(2) On August 1, 1995, the Company redeemed all outstanding shares of preferred stock with cash from operations.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.


































                                      9
                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K.

           (27)  Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                     10



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                           GTE NORTHWEST INCORPORATED
                                                  (Registrant)






Date:  August 8, 1995                      WILLIAM M. EDWARDS, III
                                           WILLIAM M. EDWARDS, III
                                                 Controller
                                         (Chief Accounting Officer)




























                                     11