Form 10-Q
period 1995-09-30
GTE NORTHWEST INC
filed 1995-10-31
CIK 40877

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended            September 30, 1995
                    ------------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934



For the transition period from                       to
                               ---------------------    ------------------------


Commission File Number:       0-2908
                       ---------------------------------------------------------


                           GTE NORTHWEST INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         WASHINGTON                                             91-0466810
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I. R. S. Employer
Incorporation or organization)                              Identification No.)

600 Hidden Ridge, HQE04B12 - Irving, Texas                        75038
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          214-718-5600
                                                   -----------------------------

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES  X      NO
                                                              ---        ---

The Company had 17,920,000 shares of no par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                  ---------------------------       ---------------------------
                                                     1995             1994             1995             1994
                                                  ----------       ----------       ----------       ----------
                                                                    (Thousands of Dollars)
Operating revenues:
Local network services                            $   97,395       $   87,663       $  284,057       $  256,574
Network access services                               86,683           79,565          261,470          275,419
Long distance services                                29,260           28,812           88,191           41,367
Equipment sales and services                          19,612           15,100           54,068           45,712
Other                                                 13,097           13,235           21,501           40,546
                                                  ----------       ----------       ----------       ----------
                                                     246,047          224,375          709,287          659,618
                                                  ----------       ----------       ----------       ----------

Operating expenses:
Cost of sales and services                            90,583           94,722          262,749          273,150
Depreciation and amortization                         49,589           43,374          149,983          127,948
Selling, general and administrative                   34,244           40,440          102,589          109,380
                                                  ----------       ----------       ----------       ----------

                                                     174,416          178,536          515,321          510,478
                                                  ----------       ----------       ----------       ----------

Net operating income                                  71,631           45,839          193,966          149,140
                                                  ----------       ----------       ----------       ----------


Interest expense - net                                13,750           13,184           40,738           36,145
                                                  ----------       ----------       ----------       ----------

Income before income taxes                            57,881           32,655          153,228          112,995

Income taxes                                          20,121           12,113           52,801           41,846
                                                  ----------       ----------       ----------       ----------

Net income                                        $   37,760       $   20,542       $  100,427       $   71,149
                                                  ==========       ==========       ==========       ==========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $100.4 and $71.1 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 41% or $29.3. The increase is primarily due to higher revenues associated with customer growth, partially offset by increased depreciation and amortization costs.

  OPERATING REVENUES

Operating revenues were $709.3 and $659.6 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 8% or $49.7.

Local network services revenues were $284.1 and $256.6 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 11% or $27.5. The increase is primarily due to continued customer growth as reflected by a 6% increase in access lines, which generated additional revenues of $10.0, and $5.0 of growth in extended area service revenue. The increase is also due to $3.5 in higher installation revenues and a $9.9 growth in sales of custom calling features (e.g. SmartCall(R), CLASS services, etc.), CentraNet(R) and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one line. These increases were partially offset by a $1.3 reduction in basic exchange rates in Oregon.

Network access services revenues were $261.5 and $275.4 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 5% or $13.9. The decrease is primarily due to a $25.7 reduction in access revenues associated with the conversion by Oregon and Washington in May 1994 and July 1994 respectively, to a Primary Toll Carrier (PTC) plan. Before transitioning to the PTC plan, all intraLATA toll was remitted to US WEST, Inc. In turn, US WEST, Inc. paid the Company access charges for intraLATA toll that was originated or terminated by the Company. Under the PTC plan, the Company keeps the revenue from originating toll calls, records them as long distance service revenues and remits access charges to the local exchange carriers (LECs) for calls terminating outside the Company's service areas. Therefore, under the PTC plan, the Company only receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the PTC plan is intended to be income neutral to the Company since decreases in access revenues are offset by increases in toll revenues and corresponding access charge expenses. The decrease is also due to $6.3 of lower revenues attributable to the interstate sharing reserve, which is associated with the sharing requirements of the FCC Price Cap, and lower revenues of $6.3 associated with rate reductions and interstate rate changes. These decreases are partially offset by a 12% increase in minutes of use which generated additional revenues of $17.9, a 25% growth in dedicated lines which generated additional revenues of $3.0, and $2.0 in higher end user access charge revenues corresponding to the increase in access lines.

Long distance services revenues were $88.2 and $41.4 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of $46.8. The increase is primarily due to a $51.7 increase in intraLATA toll revenues due to conversion to the PTC plan mentioned above. The increase was partially offset by $5.0 of long distance revenue reductions due to the continued growth in extended area calling zones mentioned above in the discussion of local network services revenues.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and services revenues were $54.1 and $45.7 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 18% or $8.4. The increase is primarily due to higher private branch exchange phone system sales and the related maintenance contracts of $3.5, increased growth in Radio Paging and voice messsaging revenues of $2.7 and higher revenues of $2.2 related to the settlement of certain interstate billing and collection activities.

Other operating revenues were $21.5 and $40.5 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 47% or $19.0. The decrease is primarily due to $12.0 in lower billing and collection revenues associated with the conversion to the PTC plan mentioned above, and a $11.0 increase in uncollectibles.

  OPERATING EXPENSES

Operating expenses were $515.3 and $510.5 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 1% or $4.8. The increase is primarily due to an $18.4 increase in depreciation and amortization, primarily related to rate adjustments in Oregon and Washington, $3.3 of higher access charges associated with the transition to the PTC plan, and higher pole rental costs of $1.4. These increases were partially offset by a $12.8 decrease in labor and benefits costs reflecting reductions in workforce associated with the Company's re-engineering plan, a $3.7 decline in data processing costs and $2.5 in settlement gains recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

  OTHER DEDUCTIONS

Interest expense - net was $40.7 and $36.1 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 13% or $4.6. The increase is primarily due to higher average long-term debt levels for the first nine months of 1995 compared to the same period in 1994.

Income taxes were $52.8 and $41.9 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 26% or $10.9. The increase is primarily related to corresponding increases in pretax income, partially offset by adjustments to prior years' tax liabilities.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $125.0, which reduced net income by $77.0, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $50.6 have been made since inception of the re-engineering plan, including $25.2 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of September 30, 1995, $74.4 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options required an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:


                                                                                Sharing Parameters
              Tariff                           Productivity       -------------------------------------------
              Entity                              Factor                 50%                      100%
-----------------------------------          ----------------     ------------------       ------------------
Washington (GTE),                                  4.0%           12.25 - 13.25% ROR       Over 13.25% ROR
      California-West Coast, Inc.

Idaho, Oregon,                                     5.3%           None                     None
      Washington (Contel)

Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tarrifs effective May 24, 1995 to increase rates $6.0, annually. In addition the Company filed tariffs effective August 31, 1995 under the interim rules to reduce rates $17.2 annually. On September 20, 1995 the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995 the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $450 and $600. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,         December 31,
                                                                               1995                  1994
                                                                           ------------          ------------
                                                                                (Thousands of Dollars)
Current assets:
Cash                                                                       $     22,597          $        953
Receivables, less allowances
of  $12,371 and $7,745, respectively                                            173,894               231,884
Materials and supplies                                                           17,680                11,915
Deferred income tax benefits                                                      4,074                 7,459
Prepayments and other                                                            15,639                 3,922
                                                                           ------------          ------------
Total current assets                                                            233,884               256,133
                                                                           ------------          ------------



Property, plant and equipment:
Original cost                                                                 3,082,086             2,989,912
Accumulated depreciation                                                       (999,498)             (910,694)
                                                                           ------------          ------------
Net property, plant and equipment                                             2,082,588             2,079,218
                                                                           ------------          ------------




Prepaid pension costs                                                            43,954                29,724
                                                                           ------------          ------------





Other assets                                                                     34,968                40,958
                                                                           ------------          ------------





Total assets                                                               $  2,395,394          $  2,406,033
                                                                           ============          ============





See Notes to Condensed Consolidated Financial Statements

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,         December 31,
                                                                                 1995                  1994
                                                                             ------------          ------------
                                                                                  (Thousands of Dollars)
Current liabilities:
Short-term debt, including current maturities                                $      9,553          $     58,278
Accounts payable                                                                   98,411               106,053
Accrued taxes                                                                      38,505                55,845
Accrued payroll and vacations                                                      24,088                17,569
Accrued interest                                                                   17,276                13,617
Accrued dividends                                                                  55,851                10,693
Accrued restructuring costs and other                                             106,350                84,903
                                                                             ------------          ------------
Total current liabilities                                                         350,034               346,958
                                                                             ------------          ------------




Long-term debt                                                                    657,641               658,040
                                                                             ------------          ------------



Reserves and deferred credits:
Deferred income taxes                                                             344,659               323,415
Employee benefit obligations                                                       41,687                37,956
Restructuring costs and other                                                      43,738                72,368
                                                                             ------------          ------------
Total reserves and deferred credits                                               430,084               433,739
                                                                             ------------          ------------


Preferred stock, subject to mandatory redemption                                       --                 2,400
                                                                             ------------          ------------


Shareholder's equity:
Common stock                                                                      448,000               448,000
Other capital                                                                      57,671                57,687
Reinvested earnings                                                               451,964               459,209
                                                                             ------------          ------------
Total shareholder's equity                                                        957,635               964,896
                                                                             ------------          ------------




Total liabilities and shareholders' equity                                   $  2,395,394          $  2,406,033
                                                                             ============          ============





See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                           1995                   1994
                                                                       ------------           ------------
                                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    100,427           $     71,149
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                               149,983                127,948
Deferred income taxes                                                        24,506                 21,224
Provision for uncollectible accounts                                         17,178                  5,120
Changes in current assets and current liabilities                            (1,062)               (41,310)
Other-net                                                                    (4,806)               (18,767)
                                                                       ------------           ------------
Net cash from operating activities                                          286,226                165,364
                                                                       ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (150,201)              (179,370)
Other - net                                                                      --                  2,729
                                                                       ------------           ------------
Net cash used in investing activities                                      (150,201)              (176,641)
                                                                       ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                                            --                198,459
Long-term debt and preferred stock retired                                  (13,766)                (5,943)
Dividends paid to shareholders                                              (62,515)               (28,940)
Decrease in short-term debt                                                 (38,100)              (153,135)
                                                                       ------------           ------------
Net cash from (used in) financing activities                               (114,381)                10,441
                                                                       ------------           ------------


Increase (decrease) in cash                                                  21,644                   (836)

Cash at beginning of period                                                     953                  2,535
                                                                       ------------           ------------

Cash at end of period                                                  $     22,597           $      1,699
                                                                       ============           ============





See Notes to Condensed Consolidated Financial Statements

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)

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

(3) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $450 and $600. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(4) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K.

                      (27)     Financial Data Schedule.

         (b) GTE Northwest Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                         GTE NORTHWEST INCORPORATED
                                        ----------------------------
                                                (Registrant)



Date:   October 31, 1995                   William M. Edwards, III
      ---------------------       ------------------------------------------
                                           William M. Edwards, III
                                               Controller
                                         (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
