Form 10-K405
period 1995-12-31
GTE NORTHWEST INC
filed 1996-03-26
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended    December 31, 1995
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to

Commission File Number                              0-2908

                           GTE NORTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                WASHINGTON                                               91-0466810
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                                 75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

Registrant's telephone number, including area code              214-718-5600

Securities registered pursuant to Section 12(b) of the act:

                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
        NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES    X       NO
                               -----        -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.      X
                   -----

THE COMPANY HAD 17,920,000 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

Item                                                                                  Page
Part I
       1.    Business                                                                   1
       2.    Properties                                                                 4
       3.    Legal Proceedings                                                          4
       4.    Submission of Matters to a Vote of Security Holders - This item has been omitted in accordance with the relief provisions under General
             Instruction J of Form 10-K

Part II
       5.    Market for the Registrant's Common Equity and Related                      5
             Shareholder Matters
       6.    Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form 10-K
       7.    Management's Discussion and Analysis of Financial                          6
             Condition and Results of Operations
       8.    Financial Statements and Supplementary Data                               11
       9.    Changes in and Disagreements with Accountants on                          31
             Accounting and Financial Disclosure

Part III
The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:
     10.     Directors and Executive Officers of the Registrant
     11.     Executive Compensation
     12.     Security Ownership of Certain Beneficial Owners and Management
     13.     Certain Relationships and Related Transactions

Part IV
     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K           32

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

On February 23, 1993, the Idaho properties of Contel of the West, Inc. were purchased by the Company at book value. On February 26, 1993, Contel of the Northwest, Inc. merged into the Company. The merger was accounted for in a manner similar to a "pooling of interests."

Additional information related to the above transactions can be found in Note 4 and Note 5 of the Company's consolidated financial statements included in Item 8.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1995, was as follows:

                                            Access
           State                         Lines Served
     -------------                       -------------
     Washington                                886,867
     Oregon                                    467,139
     Idaho                                     120,791
     California                                 13,078
                                         -------------
        Total                                1,487,875
                                         =============

At December 31, 1995, the Company had 3,779 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering
substantially all non-management employees.   In 1995, a new contract was
reached with the CWA.  During 1996, the contract with the IBEW will expire.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been
authorized in fifteen states, including California, Oregon and Washington.   In
addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control


During 1995, the Company continued the implementation of its $125 million re-engineering program. Since the program began in 1994, costs of $60.7 million have been charged to the restructuring reserve --$42.1 million related to customer service processes, $7.5 million related to administrative processes and $11.1 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.


World Class Network


During 1995, the Company deployed its ISDN-based World Class Network in Portland, Oregon and Seattle metro and the Tri-Cities area of Washington to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties


The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the states of California, Idaho, Oregon, and Washington, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $1.2 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 39% of gross plant of $3.1 billion at December 31, 1995.


In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included elsewhere herein for further detail.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).


SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

-        Account information
-        Dividends
-        Market prices
-        Transfer instructions
-        Statements and reports
-        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE Corporation through the following universal resource:

       http://www.gte.com

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS


GTE Northwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of California, Idaho, Oregon, and Washington. At December 31, 1995, the Company served 1,487,875 access lines in its service territories.


RESULTS OF OPERATIONS

                                                               Years Ended December 31,
                                                               -------------------------
                                                                 1995              1994
                                                               --------           ------
   Net income (loss)                                           $(431.0)           $118.6


The net loss for 1995 includes extraordinary after-tax charges of $573.2 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $8 for the early retirement of debt in the fourth quarter of 1995. Excluding these charges, net income increased 27% or $31.5 in 1995. The 1995 increase is primarily due to continued customer growth reflected by a 5% increase in access lines, 12.1% minutes of use growth, and higher toll revenue, partially offset by higher operating costs and expenses.


    REVENUES AND SALES

                                                                Years Ended December 31,
                                                              ---------------------------
                                                                1995                1994
                                                              --------             ------

   Local services                                               $397.4             $347.4
   Network access services                                       355.0              359.3
   Toll services                                                 115.7               72.3
   Other services and sales                                      153.3              137.0
                                                              --------             ------
      Total revenues and sales                                $1,021.4             $916.0

Total revenues and sales increased 12% or $105.4 in 1995.


Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. In 1995, local service revenues increased 14% or $50. The 1995 increase is primarily due to continued customer growth as reflected by a 5% increase in access lines, which generated additional revenues of $12.4, and $6.2 of growth in Extended Area Service (EAS) revenue. The increase is also due to higher installation revenues of $3.3 and a $12.1 growth in sales of custom calling features (e.g. SmartCall(R), CLASS services, etc.), CentraNet(R) and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one line. In addition, the increase reflects one-time favorable adjustments of $14.4 primarily relating to interexchange carrier billing.



Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Revenues derived from network access services decreased 1% or $4.3 in 1995. The 1995 decrease is primarily due to a $25.7 reduction in access revenues associated with the conversion by Oregon and Washington in May 1994 and July 1994, respectively, to a Primary Toll Carrier (PTC) plan.

Before transitioning to the PTC plan, all intraLATA toll was remitted to US WEST, Inc. In turn, US WEST, Inc. paid the Company access charges for intraLATA toll that was originated or terminated by the Company. Under the PTC plan, the Company keeps the revenues from originating toll calls, records them as toll service revenues and remits access charges to the local-exchange carriers (LECs) for calls terminating outside the Company's service areas. Therefore, under the PTC plan, the Company only receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the PTC plan is intended to be income neutral to the Company since decreases in access revenues are offset by increases in toll revenues and corresponding access charge expenses. The decrease is also due to lower revenues of $10.6 associated with rate reductions and interstate rate changes. These decreases are partially offset by a 12.1% increase in minutes of use which generated additional revenues of $21, a 31.2% growth in dedicated lines which generated additional revenues of $9.5, and $3.0 in higher end user access charge revenues corresponding to the increase in access lines.


Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). In 1995, toll service revenues increased 60% or $43.4. The 1995 increase is primarily due a $51.6 increase in intraLATA toll revenues due to conversion to the PTC plan mentioned above. The increase is partially offset by $6.2 of toll service revenue reductions due to the continued growth in extended area calling zones mentioned above in the discussion of local service revenues.

Other service and sales revenues consist primarily of the sale, lease, installation and maintenance of customer premises equipment. In 1995, other service and sales revenues increased 12% or $16.3. The 1995 increase is primarily due to higher private branch exchange phone system sales and the related maintenance contracts of $11.8 and increased growth in voice messaging and radio paging revenues of $4.3.


    OPERATING COSTS AND EXPENSES

                                                                Years Ended December 31,
                                                                -------------------------
                                                                 1995               1994
                                                                ------             ------
   Cost of services and sales                                   $367.1             $355.1
   Selling, general and administrative                           167.5              164.2
   Depreciation and amortization                                 205.0              182.0
                                                                ------             ------
      Total operating costs and expenses                        $739.6             $701.3


Total operating costs and expenses increased 5% or $38.3 in 1995. The 1995 increase reflects higher depreciation and amortization costs primarily related to rate adjustments in Oregon and Washington of $23, and a higher provision for
uncollectibles of $13.8.   In addition, the increase is the result of higher
material costs of $10.8 including pole contact rentals, increased contractor labor costs of $4.6 and higher access charges associated with the transition to the PTC plan of $2.1. These increases were partially offset by the result of unfavorable 1994 settlement activities of $11.

 OTHER (INCOME) EXPENSE

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                                  1995              1994
                                                                 -----              -----
   Interest - net                                                $54.4              $49.8
   Gain on disposition of assets                                    --              (11.9)
   Income taxes                                                   77.2               58.2


Interest - net increased 9% or $4.6 in 1995. The 1995 increase is due to higher average long-term debt levels resulting from debentures that were issued in May 1994.

The $11.9 pre-tax gain on disposition of assets represents the excess of cash proceeds over book value related to the sale of 7,000 access lines in Montana to Citizens Utilities Company on November 30, 1994.

Income taxes increased 33% or $19 in 1995. The increase is primarily due to an increase in pre-tax income and a decrease in the amortization of investment tax credits.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been
authorized in fifteen states, including California, Oregon and Washington.   In
addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $125 re-engineering program. Since the program began in 1994, costs of $60.7 have been charged to the restructuring reserve --$42.1 related to customer service processes, $7.5 related to administrative processes and $11.1 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network


During 1995, the Company deployed its ISDN-based World Class Network in Portland, Oregon and Seattle metro and the Tri-Cities area of Washington to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.



ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31                                            1995              1994             1993
-----------------------                                          ---------         --------         --------
                                                                             (Thousands of Dollars)
Revenues and sales (a):
   Local services                                                 $397,348         $347,387         $331,369
   Network access services                                         355,002          359,307          370,980
   Toll services                                                   115,739           72,317           14,444
   Other services and sales                                        153,331          136,957          170,750
                                                                 ---------         --------         --------
    Total revenues and sales                                     1,021,420          915,968          887,543
                                                                 ---------         --------         --------

Operating costs and expenses (b):
   Cost of services and sales                                      367,072          355,142          362,189
   Selling, general and administrative                             167,525          164,166          178,087
   Depreciation and amortization                                   205,019          181,992          167,448
   Restructuring                                                        --               --          125,003
                                                                 ---------         --------         --------
    Total operating costs and expenses                             739,616          701,300          832,727
                                                                 ---------         --------         --------
Operating income                                                   281,804          214,668           54,816

Other (income) expense:
   Interest - net                                                   54,400           49,800           54,483
   Gain on disposition of assets                                        --          (11,940)         (19,578)
                                                                 ---------         --------         --------
Income before income taxes                                         227,404          176,808           19,911
   Income taxes                                                     77,217           58,159            5,581
                                                                 ---------         --------         --------
Income before extraordinary charges                                150,187          118,649           14,330
   Extraordinary charges                                          (581,167)              --           (4,501)
                                                                 ---------         --------         --------
Net income (loss)                                                $(430,980)        $118,649           $9,829
                                                                 =========         ========         ========



(a) Includes billings to affiliates of $43,752, $42,368 and $49,454 for the years 1995-1993, respectively.

(b) Includes billings from affiliates of $61,631, $55,040 and $46,352 for the years 1995-1993, respectively.


See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                                        1995             1994
-----------                                                                     ----------       ----------
                                                                                    (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                                   $16,310             $953
  Receivables, less allowances of $13,268 and $7,745                               213,470          231,884
  Inventories and supplies                                                          11,882           11,915
  Deferred income tax benefits                                                      14,626            7,459
  Other                                                                              6,677            3,922
                                                                                ----------       ----------
   Total current assets                                                            262,965          256,133
                                                                                ----------       ----------

Property, plant and equipment, net                                               1,194,118        2,079,218

Other assets                                                                        50,679           70,682
                                                                                ----------       ----------
Total assets                                                                    $1,507,762       $2,406,033
                                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                             $48,994          $58,278
  Accounts payable                                                                  58,896           69,832
  Affiliate payables and accruals                                                   28,222           36,221
  Advanced billings and customer deposits                                           19,789           19,369
  Taxes payable                                                                     31,164           55,845
  Accrued interest                                                                  10,008           13,617
  Accrued payroll costs                                                             27,220           17,569
  Dividends payable                                                                 19,140           10,693
  Accrued restructuring costs                                                       64,315           31,580
  Other                                                                             37,565           33,954
                                                                                ----------       ----------
   Total current liabilities                                                       345,313          346,958
                                                                                ----------       ----------

Non-current liabilities:
  Long-term debt                                                                   684,017          658,040
  Deferred income taxes                                                             18,789          323,415
  Restructuring costs                                                                   --           67,964
  Other liabilities                                                                 52,556           42,360
                                                                                ----------       ----------
   Total non-current liabilities                                                   755,362        1,091,779
                                                                                ----------       ----------


Preferred stock, subject to mandatory redemption                                        --            2,400
                                                                                ----------       ----------

Shareholders' equity:
  Common stock (17,920,000 shares issued)                                          448,000          448,000
  Additional paid-in capital                                                        57,671           57,687
  Retained earnings (deficit)                                                      (98,584)         459,209
                                                                                ----------       ----------
   Total shareholders' equity                                                      407,087          964,896
                                                                                ----------       ----------
Total liabilities and shareholders' equity                                      $1,507,762       $2,406,033
                                                                                ==========       ==========



See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                            1995             1994             1993
-----------------------                                          --------         --------         --------
                                                                            (Thousands of Dollars)
Operations:
  Income before extraordinary charges                            $150,187         $118,649          $14,330
  Adjustments to reconcile income before extraordinary
   charges to net cash from operations:
   Depreciation and amortization                                  205,019          181,992          167,448
   Deferred income taxes                                           37,184            6,568          (28,838)
   Restructuring costs                                                 --               --          125,003
   Gain on disposition of assets, net of tax                           --           (7,504)         (11,159)
   Provision for uncollectible accounts                            23,442            9,642           12,732
   Change in current assets and current liabilities:
     Receivables - net                                             (5,028)         (18,200)         (14,705)
     Other current assets                                          (2,722)           4,662           10,692
     Accrued taxes and interest                                   (24,593)           2,822            3,047
     Other current liabilities                                    (37,953)         (61,243)          21,554
   Other - net                                                     (5,407)         (11,020)           3,998
                                                                 --------         --------         --------
   Net cash from operations                                       340,129          226,368          304,102
                                                                 --------         --------         --------

Investing:
Capital expenditures                                             (208,856)        (260,717)        (245,153)
Acquisition of assets                                                  --               --          (25,039)
Proceeds from sale of assets                                           --           21,842           53,972
Other - net                                                            16            2,763              274
                                                                 --------         --------         --------
   Net cash used in investing                                    (208,840)        (236,112)        (215,946)
                                                                 --------         --------         --------

Financing:
Long-term debt issued                                                  --          195,934          123,730
Common stock issued                                                    --               --           38,000
Long-term debt and preferred stock retired                       (156,028)          (4,213)        (184,907)
Dividends                                                        (118,366)         (40,550)         (82,127)
Increase (decrease) in short-term obligations, excluding
   current maturities                                             168,497         (143,009)          23,045
Other - net                                                       (10,035)              --           (5,003)
                                                                 --------         --------         --------
   Net cash from (used in) financing                             (115,932)           8,162          (87,262)
                                                                 --------         --------         --------


Increase (decrease) in cash and temporary investments              15,357           (1,582)             894

Cash and temporary investments:
  Beginning of year                                                   953            2,535            1,641
                                                                 --------         --------         --------
  End of year                                                     $16,310             $953           $2,535
                                                                 ========         ========         ========


Cash paid during the year for:
  Interest                                                        $59,899          $48,347          $55,102
  Income taxes                                                     61,578           45,766           21,079





See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Additional     Retained
                                                 Common       Paid-in      Earnings
                                                 Stock        Capital      (Deficit)      Total
                                               --------      -------      --------      --------
                                                      (Thousands of Dollars)
Shareholders' equity, December 31, 1992        $430,757      $36,930      $434,434      $902,121
Net income                                                                   9,829         9,829
Dividends declared                                                         (52,514)      (52,514)
Common stock issued                              17,243       20,757                      38,000
                                               --------      -------      --------      --------
Shareholders' equity, December 31, 1993         448,000       57,687       391,749       897,436

Net income                                                                 118,649       118,649
Dividends declared                                                         (51,189)      (51,189)
                                               --------      -------      --------      --------
Shareholders' equity, December 31, 1994         448,000       57,687       459,209       964,896

Net loss                                                                  (430,980)     (430,980)
Dividends declared                                                        (126,813)     (126,813)
Premium on redemption of preferred stock                         (16)                        (16)
                                               --------      -------      --------      --------
Shareholders' equity, December 31, 1995        $448,000      $57,671      $(98,584)     $407,087
                                               ========      =======      ========      ========


See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Northwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1995, the Company served 1,487,875 access lines in the states of California, Idaho, Oregon, and Washington. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GTE West Coast Incorporated. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $56.2 million, $55.2 million and $61.5 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $61.6 million, $55.0 million and $46.4 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $43.8 million, $42.4 million and $49.5 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES


The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.


Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 13) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $573.2 million (net of tax benefits of $331.3 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                                 Depreciable Lives
                                                           ---------------------------
                                                           Average
Asset Category                                              Before               After
--------------                                             -------               -----
Copper                                                      20-30                  15
Switching                                                   17-19                  10
Circuit                                                     11-13                   8
Fiber                                                       25-30                  20


In addition, during 1995, the Company redeemed prior to stated maturity, $140.9 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $8 million (net of tax benefits of $4.7 million).

During 1993, the Company redeemed prior to stated maturity, $125 million of high-coupon first-mortgage bonds. These redemptions resulted in an after-tax extraordinary charge of $4.5 million (net of tax benefits of $2.5 million).


3.  RESTRUCTURING COSTS


Results for 1993 include one-time pre-tax restructuring costs of $125 million, which reduced net income by $77 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $83.8 million to re-engineer customer service processes and $30.1 million to re-engineer administrative processes. The restructuring costs also include $11.1 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.


Costs of $60.7 million have been incurred since the plan's inception including $42.1 million related to customer service processes, $7.5 million related to administrative processes and $11.1 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $7.8 million which reduced 1993 net income by $5.1 million.

4.  PROPERTY REPOSITIONING

On November 30, 1994, the Company sold 7,000 access lines in Montana to Citizens Utilities Company for $22 million in cash and recorded a pre-tax gain of $11.9 million. The proceeds from this transaction were used to pay down short-term commercial paper borrowings.

On February 23, 1993, the Idaho properties of Contel of the West, Inc. were purchased by the Company for their book value of $25 million.

On December 31, 1993, the Company sold a portion of its telephone plant in service, materials and supplies and customers (representing 17,000 access lines) in the state of Idaho to Citizens Utilities Company for $54 million in cash and recorded a pre-tax gain of $20 million. The proceeds from this transaction were primarily used to pay down $50 million of debt.


5.  LEGAL ENTITY MERGER

On February 26, 1993, Contel of the Northwest, Inc. merged into the Company. Contel of the Northwest, Inc. was a wholly-owned subsidiary of Contel Corporation (a wholly-owned subsidiary of GTE Corporation) prior to the merger.

The merger was accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements and the notes include the results of operations and financial position of the Company and Contel of the Northwest, Inc. for all periods.


6.  PREFERRED STOCK


On August 1, 1995, the Company redeemed its remaining shares of preferred stock with cash from operations.



7.  COMMON STOCK

The authorized common stock of the Company consists of 20,000,000 shares without par value. The Company received proceeds of $38 million from the issuance of common stock to GTE in 1993. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

Under the most restrictive terms of the Company's indentures, the Company would have been prohibited from paying dividends on its common stock due solely to the recording of the 1995 extraordinary charge discussed in Note 2. However, the most restrictive indenture contains a provision which allows the trustees and the holders to modify the agreement. As such, in December 1995, the agreement was modified allowing the Company to continue to declare and pay dividends on its common stock.

8.  DEBT

Long-term debt as of December 31 was as follows:

                                                                                 1995                1994
                                                                               --------            --------
                                                                                 (Thousands of Dollars)
First mortgage bonds:
   4 5/8  % Series,     due 1995                                                $    --             $10,000
   6      % Series P,   due 1996                                                  9,000               9,000
   6 1/4  % Series Q,   due 1998                                                 13,600              13,600
   7 1/8  % Series R,   due 1999                                                 18,000              18,000
   7 7/8  % Series U,   due 2002                                                 20,000              20,000
   8 1/4  % Series W,   due 2007                                                 48,000              48,000
   8 3/4  % Series BB,  due 2016                                                 75,000              75,000
   7 3/4  % Series CC,  due 1998                                                     --              50,000
   9 3/4  % Series EE,  due 2030                                                     --              75,000
   6 1/8  % Series FF,  due 1999                                                125,000             125,000
   10 1/4 % Series GG,  due 1997                                                     --               2,999
   9.67   % Series HH,  due 2010                                                 13,236              14,118
   10.40  % Series II,  due 2013                                                     --              14,100

Debenture:
   7 3/8  % Series A,   due 2001                                                200,000             200,000

Other:
  Commercial paper expected to be refinanced on a long-term basis               175,000                  --
  Capitalized leases                                                                 15                 646
                                                                               --------            --------
  Total principal amount                                                        696,851             675,463
Less: discount                                                                   (2,937)             (4,745)
                                                                               --------            --------

  Total                                                                         693,914             670,718

Less: current maturities                                                         (9,897)            (12,678)
                                                                               --------            --------
  Total long-term debt                                                         $684,017            $658,040
                                                                               ========            ========

Long-term debt as of December 31, 1995 includes $175 million of commercial paper which the Company anticipates refinancing during the first half of 1996 as further discussed in Note 9.

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

Estimated payments of long-term debt during the next five years are: $9.9 million in 1996; $0.9 million in 1997; $14.5 million in 1998; $143.9 million in 1999; and $0.9 million in 2000.

Total short-term obligations were as follows:

                                                                                 1995                1994
                                                                                -------             -------
                                                                                 (Thousands of Dollars)
Commercial paper - average rates 5.75% and 5.97%                                $38,800             $45,600
Notes payable to affiliate - average rate 6.09%                                     297                  --
Current maturities of long-term debt                                              9,897              12,678
                                                                                -------             -------
  Total                                                                         $48,994             $58,278
                                                                                =======             =======

A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.





9.  FINANCIAL INSTRUMENTS

During 1995, the Company entered into forward contracts to sell $175 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company anticipates issuing during the first half of 1996. Any gain or loss recognized upon the expiration or settlement of the forward contracts will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $23 million. The estimated fair value of long-term debt as of December 31, 1994, was lower than the carrying value by approximately $22 million.

10.  INCOME TAXES

The income tax provision is as follows:

                                                                    1995             1994             1993
                                                                  -------          -------          -------
                                                                            (Thousands of Dollars)
Current:
  Federal                                                         $38,272          $48,853          $28,929
  State                                                             1,761            2,738            5,490
                                                                  -------          -------          -------
                                                                   40,033           51,591           34,419
                                                                  -------          -------          -------
Deferred:
  Federal                                                          36,659           14,509          (17,776)
  State                                                             4,168            1,234           (5,762)
                                                                  -------          -------          -------
                                                                   40,827           15,743          (23,538)
                                                                  -------          -------          -------

Amortization of deferred investment tax credits                    (3,643)          (9,175)          (5,300)
                                                                  -------          -------          -------
   Total                                                          $77,217          $58,159           $5,581
                                                                  =======          =======          =======


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:


                                                                    1995             1994             1993
                                                                  -------          -------          -------
                                                                            (Thousands of Dollars)

Amounts computed at statutory rates                               $79,574          $61,883           $6,969
  State income taxes, net of federal income tax benefits            3,854            2,582             (177)
  Amortization of deferred investment tax credits                  (3,643)          (9,175)          (5,300)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                       3,651            3,184            3,353
  Rate differentials applied to reversing temporary
   differences                                                       (972)          (1,721)          (1,498)
  Other differences - net                                          (5,247)           1,406            2,234
                                                                  -------          -------          -------
Total provision                                                   $77,217          $58,159           $5,581
                                                                  =======          =======          =======



The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                                     1995             1994
                                                                                   -------         --------
                                                                                    (Thousands of Dollars)
Depreciation and amortization                                                      $15,024         $336,483
Employee benefit obligations                                                       (21,967)         (20,321)
Prepaid pension costs                                                               17,988           11,356
Restructuring costs                                                                (23,557)         (36,463)
Investment tax credits                                                               4,302            8,875
Other - net                                                                         12,373           16,026
                                                                                   -------         --------
   Total                                                                            $4,163         $315,956
                                                                                   =======         ========

11.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                                   1995             1994             1993
                                                                 --------         --------         --------
                                                                            (Thousands of Dollars)

Benefits earned during the year                                    $9,394          $11,538          $13,745
Interest cost on projected benefit obligations                     24,358           22,823           27,015
Return on plan assets:
  Actual                                                         (103,066)           1,111          (81,538)
  Deferred                                                         62,076          (41,108)          39,562
Other - net                                                        (9,873)          (8,141)          (9,123)
                                                                 --------         --------         --------
  Total - net                                                    $(17,111)        $(13,777)        $(10,339)
                                                                 ========         ========         ========

The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the net prepaid pension cost at December 31 were as follows:

                                                                                    1995             1994
                                                                                  --------         --------
                                                                                    (Thousands of Dollars)
Vested benefit obligations                                                        $222,636         $189,659
                                                                                  ========         ========

Accumulated benefit obligations                                                   $258,581         $221,946
                                                                                  ========         ========

Plan assets at fair value                                                         $564,620         $493,965
Less: projected benefit obligations                                                335,632          292,470
                                                                                  --------         --------
Excess of assets over projected benefit obligations                                228,988          201,495
Unrecognized net transition asset                                                  (26,313)         (31,010)
Unrecognized net gain                                                             (152,223)        (140,761)
                                                                                  --------         --------
  Total - net                                                                      $50,452          $29,724
                                                                                  ========         ========


Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                     1995             1994
                                                                                     ----             ----
Discount rate                                                                        7.50%            8.25%
Rate of compensation increase                                                        5.25%            5.50%


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and effective January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:


                                                                    1995             1994             1993
                                                                  -------          -------          -------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                    $2,305           $2,761           $3,854
Interest cost on accumulated postretirement benefit
 obligations                                                       10,608           11,026           10,749
Actual return on plan assets                                       (1,488)             126               --
Amortization of transition obligation                               4,652            4,904            7,198
Other - net                                                         1,157              131               --
                                                                  -------          -------          -------
  Total - net                                                     $17,234          $18,948          $21,801
                                                                  =======          =======          =======


The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                     1995             1994
                                                                                   -------          -------
                                                                                    (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $97,865          $94,192
  Fully eligible active plan participants                                            3,249            4,038
  Other active plan participants                                                    51,552           45,155
                                                                                   -------          -------
Total accumulated postretirement benefit obligations                               152,666          143,385
Less: fair value of plan assets                                                     17,321            4,917
                                                                                   -------          -------
Excess of accumulated obligations over plan assets                                 135,345          138,468
Unrecognized transition obligation                                                 (74,835)         (85,798)
Unrecognized net loss                                                              (18,075)         (17,326)
                                                                                   -------          -------
  Total                                                                            $42,435          $35,344
                                                                                   =======          =======


The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.50% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $1.7 million and the accumulated postretirement benefit obligation at December 31, 1995 by $17.1 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for nonunion employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.


SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.4 million, $3.1 million and $3.1 million for the years 1995-1993, respectively.


12.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:


                                                                                  1995              1994
                                                                               ----------        ----------
                                                                                  (Thousands of Dollars)
Land                                                                              $12,745           $12,396
Buildings                                                                         218,879           212,140
Plant and equipment                                                             2,634,360         2,492,412
Other                                                                             252,275           272,964
                                                                               ----------        ----------
  Total                                                                         3,118,259         2,989,912
Accumulated depreciation (See Note 2)                                          (1,924,141)         (910,694)
                                                                               ----------        ----------
  Total property, plant and equipment - net                                    $1,194,118        $2,079,218
                                                                               ==========        ==========



Depreciation provisions in 1995-1993 were equivalent to a composite average percentage of 6.7%, 6.3% and 6.0%, respectively.

13.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in California, Idaho, Oregon and Washington. Prior to the sale of properties described in Note 4, the state regulatory commission in Montana also regulated the Company's intrastate operations. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.


INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders.

A filing was made on July 9, 1992 with the Washington Utility and Transportation Commission (WUTC) for approval of the legal entity merger in Washington (see Note 5). A settlement agreement was approved by the WUTC on September 24, 1992. Pursuant to the stipulation order, local service rates were reduced by $8.0 million annually and a filing was made to reduce switched access rates by $2.0 million, effective January 1, 1993. On January 25, 1993, the WUTC filed a complaint alleging that the $2.0 million access reduction filing was not in accordance with the settlement agreement. The Company disagreed with the allegations. On February 11, 1994, as a resolution to the WUTC complaint associated with the legal entity merger, the WUTC ordered the Company to reduce its switched access rates $6.7 million, effective immediately.

A filing was made on July 10, 1992 with the Oregon Public Utility Commission
(OPUC) for approval of the legal entity merger in Oregon (see Note 5). A settlement agreement was filed on October 9, 1992 and approved by the OPUC on November 5, 1992. The Company's rates were reduced by $1.3 million effective January 1, 1993.

The Company began a major Extended Area Service (EAS) offering in the Portland metropolitan area in November 1991. This non-optional EAS offering provides expanded local calling to customers in Portland's metropolitan EAS region allowing customers to choose between flat rate, measured, or a combination of flat rate and measured EAS calling plans. On August 29, 1994, the OPUC ordered the expansion of the Portland Metro area to add new EAS routes, eleven of which involved the Company's exchanges.

In 1992, the Company filed tariffs in both Washington and Oregon that would allow it to operate under a Primary Toll Carrier (PTC) plan in its service areas. Under this plan, the toll billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. On January 28, 1993, the WUTC authorized the Company to operate as a PTC in its service areas, effective July 1, 1994. As a result of the order, the Company reduced its toll rates by an average of 4.5%, its switched access rates by $8.4
million and special access rates by $2.6 million.   In Oregon, the Company
filed for authority to operate under a PTC plan and on February 22, 1994, the OPUC approved the Company's request effective May 1, 1994. It also ordered $5.1 million of local and access rate reductions effective April 1, 1994. The Company was authorized a return on equity (ROE) of 10.36% and a rate of return
(ROR) of 9.48%.

On December 21, 1994, the WUTC authorized the Company an ROE of 11.25% and an overall ROR of 9.76%. No rate changes were required.

On December 27, 1995, the WUTC issued an Order setting the structure for local interconnection and competition between LECs and Alternative Local Exchange Carriers (ALECs). The Order required the Company to file an unbundled two-wire line-side connection local loop tariff and an interim number portability tariff by January 26, 1996. Number portability will be accomplished on an interim basis through remote call forwarding offered at a discounted price. Also, a local interconnection tariff implementing bill and keep compensation was required by January 16, 1996. The parties were directed to file a capacity cost based compensation proposal by July 15, 1996. The Order also opened up a bona fide request procedure for further resale and unbundling. The revenue impacts are not known at this time.

During 1995, Oregon had a local competition docket in progress. An order was issued on January 12, 1996 which granted the application of three ALECs, Electric Lightwave (ELI), MCI Metro, and Metropolitan Fiber Sytems, Inc. (MFS), to provide service in GTE and US West's exchanges in the greater Portland area. Subsequently, two more ALECs, AT&T Corp. and Teleport Communications Group
(TCG), have also applied. Eight of the Company's exchanges were designated as competitive. Interconnection will be based on the same terms and conditions that incumbent LECs have used to interconnect their networks. Tariffs allowing for implementation of local interconnection were filed February 12, 1996. Revenue impacts of the order are not known at this time.


INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

                                                                             Sharing Parameters
                Tariff                        Productivity       ---------------------------------------
                Entity                           Factor                  50%                   100%
  ---------------------------------           ------------       ------------------      ---------------
  Washington (GTE),                             4.0%             12.25 - 13.25% ROR      Over 13.25% ROR
        California-West Coast, Inc.

  Idaho, Oregon,                                5.3%             None                    None
        Washington (Contel)

Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $6 million, annually. In addition, the Company filed tariffs, effective August 31, 1995, under the interim rules to reduce rates $17.2 million annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $133.4 million, $128.3 million and $129.3 million, respectively.



14.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $12.3 million, $12.0 million and $11.3 million in 1995-1993, respectively. Minimum rental commitments for noncancelable leases through 2000 do not exceed $2.9 million annually and aggregate $5.4 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Northwest Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Northwest Incorporated (a Washington corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Northwest Incorporated and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No.71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT


To Our Shareholder:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

      (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1995-1993 (as required):

              II - Valuation and Qualifying Accounts

      Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

      (3)     Exhibits - Included in this report or incorporated by reference.

              2.1* Agreement of Merger dated November 18, 1992 between Contel of the Northwest, Inc. and GTE Northwest Incorporated. (Exhibit 2.1 of the 1993 Form 10-K, File No. 0-2908)

              3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

              3.2 Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No. 0-2908)

              4* Indenture dated as of April 1, 1994 between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909)


              10 Material Contracts - Agreements Between GTE and Certain Executive Officers


              12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

              23   Consent of Independent Public Accountants

              27   Financial Data Schedule

(b)   Reports on Form 8-K

      On November 13, 1995, the Company filed a report on Form 8-K dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Northwest Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)



------------------------------------------------------------------------------------------------------------
             Column A              Column B               Column C                Column D        Column E
------------------------------------------------------------------------------------------------------------
                                                          Additions
                                                 ---------------------------
                                                                                 Deductions
                                  Balance at                                        from
                                  Beginning      Charged to      Charged to       Reserves       Balance at
           Description             of Year         Income      Other Accounts     (Note 1)     Close of Year
------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
  accounts for the years ended:

  December 31, 1995                $  7,745        $ 23,442     $21,716  (2)        $39,635        $ 13,268
                                   =========================================================================
  December 31, 1994                $  6,602        $  9,642     $14,683  (2)        $23,182        $  7,745
                                   =========================================================================
  December 31, 1993                $  3,654        $ 12,732     $13,690  (2)        $23,474        $  6,602
                                   =========================================================================


Accrued restructuring costs for the
  years ended (Note 3):

  December 31, 1995                $ 99,544        $     --     $        --         $35,229        $ 64,315
                                   =========================================================================
  December 31, 1994                $125,003        $     --     $        --         $25,459        $ 99,544
                                   =========================================================================
  December 31, 1993                $     --        $125,003     $        --         $    --        $125,003
                                   =========================================================================




NOTES:

(1)  Charges for purpose for which reserve was created.

(2)  Recoveries of previously written-off amounts.

(3) See Note 3 to the consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GTE NORTHWEST INCORPORATED
                                   ---------------------------------------------
                                                     (Registrant)

Date March 26, 1996                By            Eileen O'Neill Odum
     ------------------              -------------------------------------------
                                                 Eileen O'Neill Odum
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Eileen O'Neill Odum                President                                 March 26, 1996
-------------------------          (Principal Executive Officer)
Eileen O'Neill Odum

Gerald K. Dinsmore                 Senior Vice President - Finance and       March 26, 1996
-------------------------          Planning and Director
Gerald K. Dinsmore                 (Principal Financial Officer)

William M. Edwards, III            Controller                                March 26, 1996
-------------------------          (Principal Accounting Officer)
William M. Edwards, III


John C. Appel                      Director                                  March 26, 1996
-------------------------
John C. Appel


Richard M. Cahill                  Director                                  March 26, 1996
-------------------------
Richard M. Cahill


Michael B. Esstman                 Director                                  March 26, 1996
-------------------------
Michael B. Esstman


Thomas W. White                    Director                                  March 26, 1996
-------------------------
Thomas W. White

EXHIBIT INDEX

     Exhibit
     Number                                                    Description
     ------                                                    -----------
       3.2                Amended Bylaws

        10                Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                Consent of Independent Public Accountants

        27                Financial Data Schedule
