Form 10-Q
period 1996-03-31
GTE NORTHWEST INC
filed 1996-05-13
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            March 31, 1996
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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


(Former name, former address and formal fiscal year, if changed since last report)





The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H) (2).

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

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended
                                                       March 31,
                                             ------------------------------
                                                 1996               1995
                                             -----------         ----------
                                                 (Thousands of Dollars)
Revenues and sales:
  Local services                             $   100,415         $   91,940
  Network access services                         88,480             87,545
  Toll services                                   29,951             29,373
  Other services and sales                        28,036             22,874
                                             -----------         ----------
   Total revenues and sales                      246,882            231,732
                                             -----------         ----------


Operating costs and expenses:
  Cost of services and sales                      91,378             84,806
  Selling, general and administrative             25,798             38,062
  Depreciation and amortization                   49,664             51,424
                                             -----------         ----------
   Total operating costs and expenses            166,840            174,292
                                             -----------         ----------
Operating income                                  80,042             57,440

Other expenses:
  Interest - net                                  12,525             13,544
  Other - net                                        182                 --
                                             -----------         ----------
Income before income taxes                        67,335             43,896
  Income taxes                                    23,848             15,354
                                             -----------         ----------
Net income                                   $    43,487         $   28,542
                                             ===========         ==========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                              Three Months Ended
                                                   March 31,
                                             ----------------------
                                               1996          1995
                                             --------      --------
         Net income                          $   43.5      $   28.5

Net income increased 53% or $15 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to higher revenues and sales and lower operating costs and expenses.

REVENUES AND SALES

                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                  1996               1995
                                                ---------          ---------
         Local services                         $   100.4          $    91.9
         Network access services                     88.5               87.5
         Toll services                               30.0               29.4
         Other services and sales                    28.0               22.9
                                                ---------          ---------
          Total revenues and sales              $   246.9          $   231.7

Total revenues and sales increased 7% or $15.2 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 9% or $8.5 for the three months ended March 31, 1996, compared to the same period in 1995. The number of switched access lines increased 5% for the three months ended March 31, 1996, which generated $3.3 of additional revenues. The increase also reflects a $3.6 growth in sales of CentraNet(R) and custom calling features, such as SmartCall(R).

Network access service revenues increased 1% or $1 for the three months ended March 31, 1996, compared to the same period in 1995. Minutes of use increased 11% for the three months ended March 31, 1996, which generated $5.3 of additional revenues. The increase was partially offset by a $2.7 decline in revenues reflecting the net effect of the May and August 1995 interstate rate changes associated with THE FCC price cap and $1.7 of lower Universal Service Fund support payments.

Toll service revenues increased 2% or $0.6 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to favorable toll settlements recorded in the first three months of 1996, partially offset by lower toll volumes resulting from 10XXX intraLATA toll competition.

Other services and sales increased 22% or $5.1 for the three months ended March 31, 1996, compared to the same period in 1995, primarily reflecting a growth of $4.6 in private branch exchange phone system sales and the associated maintenance contracts.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                                       Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1996           1995
                                                     ---------      ---------
         Total operating costs and expenses          $   166.8      $   174.3

Total operating costs and expenses decreased 4% or $7.5 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease is primarily due to a $3.8 decrease in access charges incurred by the Company to terminate its customers' intraLATA toll calls outside of the Company's service territory as a result of lower toll volumes. The decrease is also attributable to lower labor and benefit costs of $3.6 associated with ongoing cost-reduction programs from process re-engineering activities, a $3.1 settlement gain recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans and a $1.8 decrease in depreciation expenses. These decreases are partially offset by $2.2 of increased digital software amortization and $2.9 of higher material costs.

INCOME TAXES

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                1996              1995
                                              --------          --------
         Income taxes                         $   23.8          $   15.4

Income taxes increased 55% or $8.4 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pretax income.

OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $10 have been incurred, including $7.4 to re-engineer customer service processes and $2.6 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $70.7 have been incurred, including $49.5 to re-engineer customer service processes and $10.1 to re-engineer administrative processes. The restructuring costs also include $11.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $54.3 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Washington, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Washington (GTE) tariff entity. Overall, the proposed rates result in a $1 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,           December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                            $     24,544          $     16,310
  Receivables, less allowances of $13,554 and $13,268                            213,778               213,470
  Inventories and supplies                                                        14,065                11,882
  Deferred income tax benefits                                                    11,039                14,626
  Other                                                                            7,982                 6,677
                                                                            ------------          ------------
   Total current assets                                                          271,408               262,965
                                                                            ------------          ------------

Property, plant and equipment, at cost                                         3,139,231             3,118,259
  Accumulated depreciation                                                    (1,955,668)           (1,924,141)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    1,183,563             1,194,118
                                                                            ------------          ------------

Other assets, primarily employee benefit plans                                    58,389                50,679
                                                                            ------------          ------------
Total assets                                                                $  1,513,360          $  1,507,762
                                                                            ============          ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                      $    183,882          $     48,994
  Accounts payable                                                                88,374                87,118
  Taxes payable                                                                   49,132                31,164
  Accrued interest                                                                12,539                10,008
  Accrued payroll costs                                                           26,827                27,220
  Dividends payable                                                               57,017                19,140
  Accrued restructuring costs                                                     54,322                64,315
  Other                                                                           59,579                57,354
                                                                            ------------          ------------
   Total current liabilities                                                     531,672               345,313
                                                                            ------------          ------------
Non-current liabilities:
  Long-term debt                                                                 507,923               684,017
  Deferred income taxes                                                           21,974                18,789
  Other liabilities                                                               58,234                52,556
                                                                            ------------          ------------
   Total non-current liabilities                                                 588,131               755,362
                                                                            ------------          ------------
Shareholder's equity:
  Common stock (17,920,000 shares issued)                                        448,000               448,000
  Additional paid-in capital                                                      57,671                57,671
  Retained earnings (deficit)                                                   (112,114)              (98,584)
                                                                            ------------          ------------

   Total shareholder's equity                                                    393,557               407,087
                                                                            ------------          ------------
Total liabilities and shareholder's equity                                  $  1,513,360          $  1,507,762
                                                                            ============          ============



See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ---------------------------------
                                                                                1996                  1995
                                                                             -----------           -----------
                                                                                  (Thousands of Dollars)
Operations:
  Net income                                                                 $    43,487           $    28,542
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  49,664                51,424
   Deferred income taxes                                                           6,772                 8,213
   Provision for uncollectible accounts                                            3,773                 3,768
   Changes in current assets and current liabilities                               7,278                34,953
   Other - net                                                                    (3,993)               10,994
                                                                             -----------           -----------
   Net cash from operations                                                      106,981               137,894
                                                                             -----------           -----------

Investing:
  Capital expenditures                                                           (38,515)              (47,843)
  Other - net                                                                        344                    16
                                                                             -----------           -----------
   Net cash used in investing                                                    (38,171)              (47,827)
                                                                             -----------           -----------
Financing:
  Long-term debt retired                                                          (1,339)              (11,772)
  Dividends                                                                      (19,140)              (10,709)
  Decrease in short-term obligations, excluding current maturities               (40,097)              (49,300)
                                                                             -----------           -----------
   Net cash used in financing                                                    (60,576)              (71,781)
                                                                             -----------           -----------
Increase in cash and temporary investments                                         8,234                18,286

Cash and temporary investments:
  Beginning of period                                                             16,310                   953
                                                                             -----------           -----------
  End of period                                                              $    24,544           $    19,239
                                                                             -----------           -----------





See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) The Company anticipates refinancing $175 million of commercial paper on a long-term basis during the second quarter of 1996.

During 1995, the Company entered into forward contracts to sell $175 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in the fourth quarter of 1995, and anticipates issuing during the second quarter of 1996. Any gain or loss recognized upon the expiration or settlement of the forward contracts will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE Northwest Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits required by Item 601 of Regulation S-K.

          12   Statement re: Calculation of the Consolidated Ratio of Earnings
               to Fixed Charges
          27   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GTE Northwest Incorporated
                                                --------------------------------
                                                          (Registrant)


Date:        May 13, 1996                            William M. Edwards, III
     ------------------------------             --------------------------------
                                                     William M. Edwards, III

                                                           Controller
                                                 (Principal Accounting Officer)

                                EXHIBIT INDEX

     Exhibit
     Number                                               Description
  -------------           ------------------------------------------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule