Form 10-Q
period 1996-06-30
GTE NORTHWEST INC
filed 1996-08-14
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1996

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

The Company had 17,920,000 shares of no par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                --------------------------          --------------------------
                                                  1996              1995              1996              1995
                                                --------          --------          --------          --------
                                                                    (Thousands of Dollars)
REVENUES AND SALES:
  Local services                                $102,001          $ 94,722          $202,416          $186,662
  Network access services                         98,506            87,242           186,986           174,787
  Toll services                                   27,928            29,558            57,879            58,931
  Other services and sales                        24,288            27,364            52,324            50,238
                                                --------          --------          --------          --------
   Total revenues and sales                      252,723           238,886           499,605           470,618
                                                --------          --------          --------          --------
OPERATING COSTS AND EXPENSES:
  Costs of services and sales                     78,760            85,741           170,138           170,547
  Selling, general and administrative             41,773            39,280            67,571            77,342
  Depreciation and amortization                   50,516            48,970           100,180           100,394
                                                --------          --------          --------          --------
   Total operating costs and expenses            171,049           173,991           337,889           348,283
                                                --------          --------          --------          --------
OPERATING INCOME                                  81,674            64,895           161,716           122,335

OTHER (INCOME) EXPENSES:
  Interest - net                                  12,432            13,444            24,957            26,988
  Other - net                                         --                --               182                --
                                                --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                        69,242            51,451           136,577            95,347
  Income taxes                                    24,346            17,326            48,194            32,680
                                                --------          --------          --------          --------
NET INCOME                                      $ 44,896          $ 34,125          $ 88,383          $ 62,667
                                                ========          ========          ========          ========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS


                                                                    Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                 1996               1995
                                                                 -----             -----
         Net income                                              $88.4             $62.7

Net income increased 41% or $25.7 for the six months ended June 30, 1996, compared to the same period in 1995, primarily due to higher revenues and sales and lower operating costs and expenses.


Revenues and Sales

                                                                    Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                 1996              1995
                                                                ------            ------
         Local services                                         $202.4            $186.7
         Network access services                                 187.0             174.8
         Toll services                                            57.9              58.9
         Other services and sales                                 52.3              50.2
                                                                ------            ------
          Total revenues and sales                              $499.6            $470.6

Total revenues and sales increased 6% or $29 for the six months ended June 30, 1996, compared to the same period in 1995.

Local service revenues increased 8% or $15.7 for the six months ended June 30, 1996, compared to the same period in 1995. The number of switched access lines increased 6% for the six months ended June 30, 1996, which generated $7.3 of additional revenues. This increase also reflects a $3.9 growth in sales of CentraNet(R) and custom calling features, such as SmartCall(R), and an increase in measured usage service revenues of $2.6. In addition, the increase includes growth of $2.2 in data services, primarily Integrated Services Digital Network
(ISDN) and Digital Channel Services (DCS), that permit rapid transmission of voice, data, image and text.

Network access service revenues increased 7% or $12.2 for the six months ended June 30, 1996, compared to the same period in 1995. Minutes of use increased 10% for the six months ended June 30, 1996, compared to the same period in 1995, which generated $10.1 of additional revenues. The increase also reflects growth in special access lines which generated additional revenues of $3 and higher end user access charge revenues of $1.8 corresponding to the increase in access lines. These increases were partially offset by reductions in revenues of $2.3 reflecting the net effect of the changes in interstate access revenues associated with the Federal Communication Commission's (FCC) price cap and $3.5 of lower Universal Service Fund support payments.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Toll service revenues decreased 2% or $1 for the six months ended June 30, 1996, compared to the same period in 1995. Lower revenues resulting from optional discount calling plans and from 10XXX intraLATA toll competition were effectively offset by an increase in toll volumes. Private line toll revenues also declined during the period.

Other services and sales revenues increased 4% or $2.1 for the six months ended June 30, 1996, compared to the same period in 1995, primarily reflecting growth in private branch exchange phone system sales and the associated maintenance contracts and growth in voice messaging revenues. These increases are partially offset by intraLATA settlements for billing and collection services recorded in the second quarter of 1995.


Operating Costs and Expenses

                                                                Six Months Ended
                                                                    June 30,
                                                             ------------------------
                                                              1996              1995
                                                             ------            ------
         Total operating costs and expenses                  $337.9            $348.3

Total operating costs and expenses decreased 3% or $10.4 for the six months ended June 30, 1996, compared to the same period in 1995. The decrease is primarily due to a $4.6 decrease in access charges incurred by the Company to terminate its customers' intraLATA toll calls outside of the Company's service territory. The decrease is also attributable to lower labor and benefit costs of $4.5 associated with ongoing cost-reduction programs from process re-engineering activities. The impact of $2.5 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $3.1 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

Income Taxes

                                                                  Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                               1996               1995
                                                               -----             -----
         Income taxes                                          $48.2             $32.7

Income taxes increased 47% or $15.5 for the six months ended June 30, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pre-tax income.

                  GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $16.5 have been incurred, including $12.7 to re-engineer customer service processes and $3.8 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $77.2 have been incurred, including $54.8 to re-engineer customer service processes and $11.3 to re-engineer administrative processes. The restructuring costs also include $11.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $47.8 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including California, Idaho and Washington, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Washington (GTE) tariff entity. On June 24, 1996, the FCC ordered all local-exchange carriers
(LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $0.9, effective July 1, 1996.

The Company's intrastate business is regulated by the state regulatory commissions in California, Idaho, Oregon and Washington.

In September 1995, the Company filed to merge the local tariffs of GTE Northwest and former Contel of the Northwest and to make certain changes in its prices and service offerings. In 1996, the Washington Utility and Transportation Commission (WUTC) approved the filing allowing rate increases for some services and decreases for others resulting in a favorable annual revenue impact of $2.2.

Since 1990 the Oregon commission has been reviewing the cost structure of Oregon telecommunications services to determine if network elements, or building blocks, should be unbundled to respond to emerging competition in the telecommunications markets. On July 19, 1996, the Oregon commission issued an order in this proceeding which ordered the unbundling of over two hundred building blocks. Pricing for the rate elements was established in the order which, in most cases, include a contribution to joint and common costs. Tariff prices for existing bundled services were not changed by the order. The revenue impacts are not known at this time.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                                                                  (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                            $     23,721          $     16,310
  Receivables, less allowances of $12,901 and $13,268                            242,492               213,470
  Inventories and supplies                                                        18,725                11,882
  Deferred income tax benefits                                                     7,453                14,626
  Other                                                                            7,034                 6,677
                                                                            ------------          ------------
   Total current assets                                                          299,425               262,965
                                                                            ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         3,162,197             3,118,259
  Accumulated depreciation                                                   (1,985,011)           (1,924,141)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    1,177,186             1,194,118
                                                                            ------------          ------------
OTHER ASSETS, primarily employee benefit plans                                    64,783                50,679
                                                                            ------------          ------------
   Total assets                                                             $  1,541,394          $  1,507,762
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $     67,782          $     48,994
  Accounts payable                                                                85,078                87,118
  Taxes payable                                                                   30,648                31,164
  Accrued interest                                                                10,589                10,008
  Accrued payroll costs                                                           19,686                27,220
  Dividends payable                                                               39,692                19,140
  Accrued restructuring costs                                                     47,759                64,315
  Other                                                                           52,977                57,354
                                                                            ------------          ------------
   Total current liabilities                                                     354,211               345,313
                                                                            ------------          ------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                 697,995               684,017
  Deferred income taxes                                                           26,954                18,789
  Other liabilities                                                               63,473                52,556
                                                                            ------------          ------------
   Total non-current liabilities                                                 788,422               755,362
                                                                            ------------          ------------
SHAREHOLDER'S EQUITY:
  Common stock (17,920,000 shares issued)                                        448,000               448,000
  Additional paid-in capital                                                      57,671                57,671
  Retained deficit                                                             (106,910)              (98,584)
                                                                            ------------          ------------
   Total shareholder's equity                                                    398,761               407,087
                                                                            ------------          ------------
   Total liabilities and shareholder's equity                               $  1,541,394          $  1,507,762
                                                                            ============          ============


           See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            -----------------------------------
                                                                                1996                  1995
                                                                            ------------          -------------
                                                                                   (Thousands of Dollars)
OPERATIONS:
  Net income                                                                $     88,383          $      62,667
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 100,180                100,394
   Deferred income taxes                                                          15,338                 16,349
   Provision for uncollectible accounts                                            7,706                  7,900
   Changes in current assets and current liabilities                            (73,117)                (9,167)
   Other - net                                                                   (4,940)                (8,586)
                                                                            ------------          -------------
   Net cash from operations                                                      133,550                169,557
                                                                            ------------          -------------
INVESTING:
  Capital expenditures                                                          (82,529)               (95,131)
  Other - net                                                                        959                     26
                                                                            ------------          -------------
   Net cash used in investing                                                   (81,570)               (95,105)
                                                                            ------------          -------------
FINANCING:
  Long-term debt issued                                                          171,656                     --
  Long-term debt retired                                                         (1,339)               (12,805)
  Dividends                                                                     (76,157)               (41,018)
  Decrease in short-term obligations, excluding current maturities             (156,197)                (1,638)
  Other - net                                                                     17,468                     --
                                                                            ------------          -------------
   Net cash used in financing                                                   (44,569)               (55,461)
                                                                            ------------          -------------
Increase in cash and temporary investments                                         7,411                 18,991

Cash and temporary investments:
  Beginning of period                                                             16,310                    953
                                                                            ------------          -------------
  End of period                                                             $     23,721          $      19,944
                                                                            ============          =============


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

(2) The Company issued $175 million of 7 7/8% debentures in June 1996 to refinance the debt called and redeemed in the fourth quarter of 1995.

       During 1995, the Company entered into forward contracts to sell $175 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in the fourth quarter of 1995, and refinanced in June 1996. A gain of approximately $17 million occurred upon the settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

              (27)  Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE Northwest Incorporated
                                       -----------------------------
                                              (Registrant)


Date: August 14, 1996                     William M. Edwards, III
      ---------------                  ------------------------------
                                          William M. Edwards, III
                                        Vice President - Controller
                                       (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                             Description
     -------                            -----------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule