Form 10-Q
period 1996-09-30
GTE NORTHWEST INC
filed 1996-11-13
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended           September 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from        to

Commission File Number              0-2908

                           GTE NORTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         WASHINGTON                                      91-0466810
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                 75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code      972-718-5600

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

The Company had 17,920,000 shares of no par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                 -------------------------          --------------------------
                                                  1996               1995             1996              1995
                                                 -------           -------          --------          --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $104,045           $97,395          $306,461          $284,057
  Network access services                         96,111            86,683           283,097           261,470
  Toll services                                   29,700            29,260            87,579            88,191
  Other services and sales                        44,315            41,038            96,639            91,276
                                                 -------           -------          --------          --------
   Total revenues and sales                      274,171           254,376           773,776           724,994
                                                 -------           -------          --------          --------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                    100,227            88,676           270,365           259,223
  Selling, general and administrative             38,433            44,480           106,004           121,822
  Depreciation and amortization                   51,100            49,589           151,280           149,983
                                                 -------           -------          --------          --------
   Total operating costs and expenses            189,760           182,745           527,649           531,028
                                                 -------           -------          --------          --------

OPERATING INCOME                                  84,411            71,631           246,127           193,966

OTHER EXPENSE
  Interest - net                                  13,732            13,750            38,689            40,738
  Other - net                                         --                --               182                --
                                                 -------           -------          --------          --------

INCOME BEFORE INCOME TAXES                        70,679            57,881           207,256           153,228
  Income taxes                                    24,618            20,121            72,812            52,801
                                                 -------           -------          --------          --------
NET INCOME                                       $46,061           $37,760          $134,444          $100,427
                                                 =======           =======          ========          ========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                      Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                    1996              1995
                                                   ------            ------
         Net income                                $134.4            $100.4

Net income increased 34% or $34 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to higher revenues and sales as well as lower selling, general and administrative costs and lower interest expense.

Revenues and Sales

                                                      Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                    1996              1995
                                                   ------            ------
         Local services                            $306.5            $284.1
         Network access services                    283.1             261.4
         Toll services                               87.6              88.2
         Other services and sales                    96.6              91.3
                                                   ------            ------
          Total revenues and sales                 $773.8            $725.0

Total revenues and sales increased 7% or $48.8 for the nine months ended September 30, 1996, compared to the same period in 1995.

Local service revenues increased 8% or $22.4 for the nine months ended September 30, 1996, compared to the same period in 1995. The number of switched access lines increased 5% for the nine months ended September 30, 1996, which generated local service revenues of $10.2. The increase also resulted from a $6 growth in sales of CentraNet(trademark) and custom calling features, such as SmartCall(trademark), and a $1.8 increase in measured usage service revenues. In addition, growth in data services, primarily Integrated Services Digital Network
(ISDN) and Digital Channel Services (DCS) that permit rapid transmission of voice, data, image and text, resulted in an increase in revenues of $2.8.

Network access service revenues increased 8% or $21.7 for the nine months ended September 30, 1996, compared to the same period in 1995. Minutes of use increased 10% for the nine months ended September 30, 1996, compared to the same period in 1995, generating revenues of $16.2. Growth in special access lines producing additional revenues of $4.9 and an increase in access lines resulting in higher end user access charge revenues of $2.2 also contributed to this increase. In addition, revenues increased by $2.5 reflecting the net effect of the changes in interstate access revenues associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps. These increases were partially offset by $4.8 of lower Universal Service Fund support payments.

Toll service revenues decreased 1% or $0.6 for the nine months ended September 30, 1996, compared to the same period in 1995. Lower revenues resulting from optional discount calling plans and 10XXX intraLATA toll competition were effectively offset by an increase in toll volumes. Private line toll revenues also declined during the period.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Other services and sales revenues increased 6% or $5.3 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily reflecting growth in both private branch exchange phone system sales and the associated maintenance contracts and in voice messaging revenues. These increases are partially offset by intraLATA settlements with other local-exchange carriers (LEC) for billing and collection services recorded in the second quarter of 1995.

Operating Costs and Expenses

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                        1996              1995
                                                       ------            ------
         Total operating costs and expenses            $527.6            $531.0

Total operating costs and expenses decreased 1% or $3.4 for the nine months ended September 30, 1996, compared to the same period in 1995. The decrease is primarily driven by an $8.2 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs. The decrease also resulted from a $4.9 decrease in access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territory and a $3.8 reduction in end-user uncollectibles. In addition, the impact of $2.5 in pension settlement gains recorded in the second quarter of 1995 was offset by settlement gains of $3.1 recorded in the first quarter of 1996, which resulted from lump-sum payments from the Company's pension plans. These decreases were offset by an $18 reserve recorded in the third quarter of 1996, for potential business and occupational tax settlements covering the period from January 1, 1989 to June 30, 1992 and a $1.3 reserve, also recorded during the third quarter of 1996, for inside wire maintenance costs, which are both discussed in Other Matters.

Other Expense

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                        1996              1995
                                                       ------            ------
         Interest - net                                $38.7             $40.7
         Income taxes                                   72.8              52.8

Interest - net decreased 5% or $2 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to the favorable effects of the long-term debt refinancing program completed in June 1996.

Income taxes increased 38% or $20 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pre-tax income.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $22.3 have been incurred, including $17.6 to re-engineer customer service processes and $4.7 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $83 have been incurred, including $59.7 to re-engineer customer service processes and $12.2 to re-engineer administrative processes. The restructuring costs also include $11.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $42 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 8, 1996, the FCC published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to LECs by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including Oregon and Washington. Arbitration hearings began in October 1996 to determine the prices and terms of unresolved issues. State commission decisions are expected to be issued over a period extending through the first quarter of 1997.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Washington (GTE) tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $0.9, effective July 1, 1996.

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

Since 1990, the Oregon commission has been reviewing the cost structure of Oregon telecommunications services to determine if network elements should be unbundled to respond to emerging competition in the telecommunications markets. On July 19, 1996, the Oregon commission issued an Order in this proceeding which ordered the unbundling of more than two hundred network elements.
Pricing for the rate elements was established in the Order which, in most cases, includes a contribution to joint and common costs. Tariff prices for existing bundled services were not changed by the Order. On September 23, 1996, the Company filed for clarification, reconsideration and rehearing of the Commission's Order. The Company's filing is based on various unresolved legal, operational and pricing issues as well as the numerous ongoing interconnection negotiations that are in progress in Oregon.

In September 1996, representatives from the Company and the State of Washington met to discuss issues identified in business and occupational tax audits covering the period from January 1, 1989 to June 30, 1992. These audit issues are unresolved at this time. However, an $18 reserve was established by the Company in September 1996, as a contingency for tax payments related to these issues.

Eleven separate class action lawsuits have been brought against the Company and five of its affiliates relating to the provision of inside wire maintenance services. All cases are in different stages in the various legal systems. On August 8, 1996, a preliminary settlement was reached in one of the cases. The Court has conditionally certified this case as a national class of plaintiffs for settlement purposes. While all cases have not yet been consolidated, it is GTE's intent to consolidate all pending lawsuits and effect a nationwide settlement of all inside wire claims. A fairness hearing will be held on December 18, 1996. This hearing will allow for any objections to the settlement and could finally approve the settlement. If accepted, all pending lawsuits would be dismissed and future lawsuits would be precluded from 1987 to the date of settlement. Management believes that the Company has adequately provided for this settlement in its financial statements.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including California, Idaho and Washington, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,          December 31,
                                                                         1996                   1995
                                                                     -------------          ------------
                                                                           (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                     $      1,111           $    16,310
  Receivables, less allowances of $15,545 and $13,268                     219,691               213,470
  Inventories and supplies                                                 19,736                11,882
  Deferred income tax benefits                                              8,777                14,626
  Other                                                                    11,245                 6,677
                                                                     ------------           -----------
   Total current assets                                                   260,560               262,965
                                                                     ------------           -----------
PROPERTY, PLANT AND EQUIPMENT, at cost                                  3,202,010             3,118,259
  Accumulated depreciation                                             (2,026,456)           (1,924,141)
                                                                     ------------           -----------
   Total property, plant and equipment, net                             1,175,554             1,194,118
                                                                     ------------           -----------
OTHER ASSETS, primarily employee benefit plans                             74,241                50,679
                                                                     ------------           -----------
   Total assets                                                      $  1,510,355           $ 1,507,762
                                                                     ============           ===========

                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities               $     26,182           $    48,994
  Accounts payable                                                         52,366                87,118
  Taxes payable                                                            30,285                31,164
  Accrued interest                                                         16,853                10,008
  Accrued payroll costs                                                    21,599                27,220
  Dividends payable                                                        48,005                19,140
  Accrued restructuring costs                                              41,954                64,315
  Other                                                                    81,281                57,354
                                                                     ------------           -----------
   Total current liabilities                                              318,525               345,313
                                                                     ------------           -----------

  Long-term debt                                                          697,177               684,017
  Deferred income taxes                                                    34,464                18,789
  Other liabilities                                                        63,372                52,556
                                                                     ------------           -----------
   Total liabilities                                                    1,113,538             1,100,675
                                                                     ------------           -----------

SHAREHOLDER'S EQUITY:
  Common stock (17,920,000 shares issued)                                 448,000               448,000
  Additional paid-in capital                                               57,671                57,671
  Retained deficit                                                      (108,854)              (98,584)
                                                                     ------------           -----------
   Total shareholder's equity                                             396,817               407,087
                                                                     ------------           -----------
   Total liabilities and shareholder's equity                        $  1,510,355           $ 1,507,762
                                                                     ============           ===========


           See Notes to Condensed Consolidated Financial Statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                               -------------------------------
                                                                                  1996                  1995
                                                                               ---------             ---------
                                                                                    (Thousands of Dollars)
OPERATIONS

  Net income                                                                   $ 134,444             $ 100,427
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 151,280               149,983
   Deferred income taxes                                                          27,435                24,506
   Provision for uncollectible accounts                                           12,612                17,178
   Change in current assets and current liabilities                              (68,754)               (1,062)
   Other - net                                                                   (16,349)               (4,806)
                                                                               ---------             ---------
   Net cash from operations                                                      240,668               286,226
                                                                               ---------             ---------

INVESTING
  Capital expenditures                                                          (130,848)             (150,201)
  Other - net                                                                      1,724                    --
                                                                               ---------             ---------
   Net cash used in investing                                                   (129,124)             (150,201)
                                                                               ---------             ---------

FINANCING
  Long-term debt issued                                                          171,656                    --
  Long-term debt retired                                                          (2,221)              (13,766)
  Dividends                                                                     (115,849)              (62,515)
  Decrease in short-term obligations, excluding current maturities              (197,797)              (38,100)
  Other - net                                                                     17,468                    --
                                                                               ---------             ---------
   Net cash used in financing                                                   (126,743)             (114,381)
                                                                               ---------             ---------
Increase (decrease) in cash and temporary investments                            (15,199)               21,644

Cash and temporary investments:
  Beginning of period                                                             16,310                   953
                                                                               ---------             ---------
  End of period                                                                $   1,111             $  22,597
                                                                               =========             =========





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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits required by Item 601 of Regulation S-K.

                 (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                 (27)     Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GTE Northwest Incorporated
                                       ------------------------------
                                                (Registrant)


Date:  November 13, 1996                  William M. Edwards, III
       -----------------               ------------------------------
                                          William M. Edwards, III
                                        Vice President - Controller
                                       (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                                Description
    ---------             -----------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio
                          of Earnings to Fixed Charges

        27                Financial Data Schedule