Form 10-K405
period 1996-12-31
GTE NORTHWEST INC
filed 1997-03-26
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934]

For the fiscal year ended                        December 31, 1996

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                ---

THE COMPANY HAD 17,920,000 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

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

Part II

       5.     Market for the Registrant's Common Equity and Related                        6
              Shareholder Matters

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form
              10-K

       7.     Management's Discussion and Analysis of Financial                            7
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 11

       9.     Changes in and Disagreements with Accountants on                            30
              Accounting and Financial Disclosure

Part III

The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

      10.     Directors and Executive Officers of the Registrant

      11.     Executive Compensation

      12.     Security Ownership of Certain Beneficial Owners and Management

      13.     Certain Relationships and Related Transactions

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             31


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

On November 30, 1994, the Company sold all of its local exchange properties (representing 7,000 access lines) in the state of Montana to Citizens Utilities Company. Additional information related to this transaction can be found in
Note 4 of the Company's consolidated financial statements included in Item 8.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1996, was as follows:


                          Access
   State               Lines Served
-----------           -------------

Washington                957,775
Oregon                    522,618
Idaho                     130,049
California                 13,727
                        ---------
   Total                1,624,169
                        =========


At December 31, 1996, the Company had 3,462 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1996, a new contract was reached with the IBEW. During 1997, no contracts will expire.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This
comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues were released (See Note 12 of the Company's consolidated financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed complaints in federal district courts in Oregon and Washington.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states, including California, Idaho, Oregon and Washington. In addition, nineteen states, including California, Idaho and Washington, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including
Oregon, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. Regulatory commissions in the states of Washington, Oregon and Idaho continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

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

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE Northwest Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $125 million re-engineering program. Total costs of the program included $83.8 million related to improvements in customer service processes, $30.1 million related to improvements in administrative processes and $11.1 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, three in California and three in Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including California, Washington, Oregon and Idaho. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.

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

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of California, Idaho, Oregon, and Washington, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $1.2 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 36% of gross plant of $3.3 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included in Item 8.


Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

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


SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Northwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of California, Idaho, Oregon, and Washington. At December 31, 1996, the Company served 1,624,169 access lines in its service territories.

RESULTS OF OPERATIONS

                              Years Ended December 31,
                             ---------------------------
                                1996             1995
                             ---------         ---------
    Net income (loss)         $  187.4        $  (431.0)


The net loss for 1995 includes extraordinary charges (net of tax) of $573.2 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), and $8 for the early retirement of debt in the fourth quarter of 1995. Excluding the extraordinary charges taken in 1995, the net income for 1996 increased 25% or $37.2. The 1996 increase is primarily due to continued customer growth reflected by a 9% increase in access lines, minutes of use growth and lower overall operating costs and expenses, offset by an increase in taxes.


    REVENUES AND SALES

                                           Years Ended December 31,
                                          -------------------------
                                            1996           1995
                                          --------       ----------

    Local services                        $  409.4       $   397.4
    Network access services                  378.3           355.0
    Toll services                            117.0           115.7
    Other services and sales                 157.3           153.3
                                          --------       ---------

      Total revenues and sales            $1,062.0       $ 1,021.4

Total revenues and sales increased 4% or $40.6 in 1996.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. In 1996, local service revenues increased 3% or $12. The 1996 increase is primarily due to continued customer growth as reflected by a 6% increase in access lines, which generated additional revenues of $15.2. The increase is also due to a $12.7 net growth in sales of custom calling features (e.g. SmartCall(R)/CLASS services, etc.), CentraNet(R) and integrated digital services. These increases were offset by a one-time favorable adjustment in 1995 of $14.4 which related primarily to interexchange carrier billing.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Revenues derived from network access services increased 7% or $23.3 in 1996. The 1996 increase is primarily due to a $20.6 growth in carrier switched access revenues associated with a 10% upswing in minutes of use.

A growth in access lines generated additional revenues of $5.6 in special access revenues. The increase is also due to $2.5 of higher end user access charge revenues corresponding to the increase in access lines and a $6.3 increase in intraLATA access revenues. These increases are partially offset by a decrease of $2.6 reflecting the net effect of the changes in interstate rates associated with the Federal Communications Commission's (FCC) 1995 and 1996 Price Cap. The increases are also partially offset by $10.3 of lower support payments received from the National Exchange Carrier Association (NECA).

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. In 1996, toll service revenues increased 1% or $1.3. The 1996 increase is primarily due to higher toll activity, partially offset by the effects of 10XXX intraLATA toll competition, expansion of local calling areas and a decrease in settlement activity.

Other service and sales revenues increased 3% or $4 in 1996. The 1996 increase is due to higher sales totaling $6.9 of voice messaging, radio paging and miscellaneous carrier revenues, primarily DB800, a system which acts as a master data source for nationwide services. These increases were partially offset by intraLATA settlements with other local-exchange carriers (LECs) for billing and collection services recorded in the second quarter of 1995.

    OPERATING COSTS AND EXPENSES


                                              Years Ended December 31,
                                             -------------------------
                                                1996             1995
                                             ----------       --------

    Cost of services and sales               $   372.1        $  367.1
    Selling, general and administrative          149.4           167.5
    Depreciation and amortization                204.0           205.0
                                             ---------        --------

      Total operating costs and expenses     $   725.5        $  739.6

Total operating costs and expenses decreased 2% or $14.1 in 1996. The decrease is primarily driven by a $12.2 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs. The decrease also results from a $4.6 decrease in access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territory and a $7 reduction in end user uncollectibles. These decreases are offset by an $18 reserve recorded in the third quarter of 1996 for potential business and occupational tax settlements covering the period from January 1, 1989 to June 30, 1992 and a $1.3 reserve, also recorded in the third quarter of 1996, for inside wire maintenance costs, both discussed in further detail below.

OTHER (INCOME) EXPENSE

                                             Years Ended December 31,
                                             ------------------------
                                                1996           1995
                                             ----------     ---------

    Interest - net                           $    52.7        $  54.4
    Other - net                                   (7.5)            --
    Income taxes                                 103.8           77.2


Interest - net decreased 3% or $1.7 in 1996. The 1996 decrease is attributable to the favorable effects of the long-term debt refinancing program completed in June 1996.

Other - net income of $7.5 in 1996 represents the reversal of expired representation and warranty reserves related to certain 1994 property dispositions.

Income taxes increased 34% or $26.6 in 1996, reflecting higher pre-tax income and certain adjustments to prior year's tax liabilities.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington as to its intrastate business operations and by the FCC as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act of 1996 (the
Telecommunications Act). The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require LECs to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a nonexclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states, including California, Idaho, Oregon and Washington. In addition, nineteen states, including California, Idaho and Washington, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including Oregon, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. Regulatory commissions in the states of Washington, Oregon and Idaho continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

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

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

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

OTHER MATTERS

In September 1996, representatives from the Company and the State of Washington met to discuss issues identified in business and occupational tax audits covering the period from January 1, 1989 to June 30, 1992. These audit issues are unresolved at this time. However, an $18 reserve was established by the Company in September 1996, as a contingency for tax payments related to these issues. Management believes that the Company has adequately provided for this issue in its financial statements for the year ended December 31, 1996.

Eleven separate class action lawsuits have been brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31                      1996             1995          1994
-----------------------                   -----------    -----------    -----------
                                                          (Thousands of Dollars)
REVENUES AND SALES (a)
   Local services                         $   409,380    $   397,348    $   347,387
   Network access services                    378,310        355,002        359,307
   Toll services                              116,974        115,739         72,317
   Other services and sales                   157,316        153,331        136,957
                                          -----------    -----------    -----------
     Total revenues and sales               1,061,980      1,021,420        915,968
                                          -----------    -----------    -----------

OPERATING COSTS AND EXPENSES (b)
   Cost of services and sales                 372,110        367,072        355,142
   Selling, general and administrative        149,425        167,525        164,166
   Depreciation and amortization              204,039        205,019        181,992
                                          -----------    -----------    -----------
     Total operating costs and expenses       725,574        739,616        701,300
                                          -----------    -----------    -----------
OPERATING INCOME                              336,406        281,804        214,668

OTHER (INCOME) EXPENSE
   Interest - net                              52,687         54,400         49,800
   Gain on disposition of assets                 --             --          (11,940)
   Other - net                                 (7,519)          --             --
                                          -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                    291,238        227,404        176,808
   Income taxes                               103,812         77,217         58,159
                                          -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY CHARGES           187,426        150,187        118,649
   Extraordinary charges                         --         (581,167)          --
                                          -----------    -----------    -----------
NET INCOME (LOSS)                         $   187,426    $  (430,980)   $   118,649
                                          ===========    ===========    ===========


(a) Includes billings to affiliates of $43,640, $43,752 and $42,368 for the years 1996-1994, respectively.
(b) Includes billings from affiliates of $54,098, $61,631 and $55,040 for the years 1996-1994, respectively.




See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS


December 31                                                     1996            1995
-----------                                                 -----------     -----------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                 $     2,074    $    16,310
  Receivables, less allowances of $17,384 and $13,268           258,275        213,470
  Inventories and supplies                                       14,361         11,882
  Deferred income tax benefits                                    2,744         14,626
  Other                                                          17,749          6,677
                                                            -----------    -----------
    Total current assets                                        295,203        262,965
                                                            -----------    -----------

Property, plant and equipment, net                            1,190,911      1,194,118
Employee benefit plans and other assets                          84,266         50,679
                                                            -----------    -----------
Total assets                                                $ 1,570,380    $ 1,507,762
                                                            ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities      $    60,879    $    48,994
  Accounts payable                                               47,209         58,896
  Affiliate payables and accruals                                46,349         28,222
  Advanced billings and customer deposits                        25,509         19,789
  Taxes payable                                                  24,614         31,164
  Accrued interest                                               10,602         10,008
  Accrued payroll costs                                          25,834         27,220
  Dividends payable                                              27,753         19,140
  Accrued restructuring costs                                      --           64,315
  Other                                                          48,177         37,565
                                                            -----------    -----------
    Total current liabilities                                   316,926        345,313
                                                            -----------    -----------
  Long-term debt                                                697,242        684,017
  Deferred income taxes                                          45,982         18,789
  Employee benefit plans                                         62,873         45,187
  Other liabilities                                              25,311          7,369
                                                            -----------    -----------
    Total  liabilities                                        1,148,334      1,100,675
                                                            -----------    -----------


Shareholder's equity:
  Common stock (17,920,000 shares issued)                       448,000        448,000
  Additional paid-in capital                                     57,671         57,671
  Retained deficit                                              (83,625)       (98,584)
                                                            -----------    -----------
    Total shareholder's equity                                  422,046        407,087
                                                            -----------    -----------
Total liabilities and shareholder's equity                  $ 1,570,380    $ 1,507,762
                                                            ===========    ===========








See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                      1996         1995         1994
-----------------------                                   ---------    ---------    ---------
                                                                (Thousands of Dollars)

OPERATIONS
   Income before extraordinary charges                    $ 187,426    $ 150,187    $ 118,649
   Adjustments to reconcile income before extraordinary
     charges to net cash from operations:
     Depreciation and amortization                          204,039      205,019      181,992
     Deferred income taxes                                   39,075       37,184        6,568
     Gain on disposition of assets, net of tax                 --           --         (7,504)
     Provision for uncollectible accounts                    15,828       23,442        9,642
     Change in current assets and current liabilities:
       Receivables - net                                    (60,566)      (5,028)     (18,200)
       Other current assets                                    (529)      (2,722)       4,662
       Accrued taxes and interest                           (18,978)     (24,593)       2,822
       Other current liabilities                            (12,518)     (37,953)     (61,243)
     Other - net                                            (32,695)      (5,407)     (11,020)
                                                          ---------    ---------    ---------
     Net cash from operations                               321,082      340,129      226,368
                                                          ---------    ---------    ---------

INVESTING
     Capital expenditures                                  (196,986)    (208,856)    (260,717)
     Proceeds from sale of assets                              --           --         21,842
     Other - net                                              1,726           16        2,763
                                                          ---------    ---------    ---------
     Net cash used in investing                            (195,260)    (208,840)    (236,112)
                                                          ---------    ---------    ---------

FINANCING
    Long-term debt issued                                   171,656         --        195,934
    Long-term debt and preferred stock retired              (11,224)    (156,028)      (4,213)
    Dividends                                              (163,854)    (118,366)     (40,550)
    Increase (decrease) in short-term obligations,
           excluding current maturities                    (154,104)     168,497     (143,009)
    Other - net                                              17,468      (10,035)        --
                                                          ---------    ---------    ---------
     Net cash from (used in) financing                     (140,058)    (115,932)       8,162
                                                          ---------    ---------    ---------


Increase (decrease) in cash and cash equivalents            (14,236)      15,357       (1,582)

Cash and cash equivalents:
   Beginning of year                                         16,310          953        2,535
                                                          ---------    ---------    ---------
   End of year                                            $   2,074    $  16,310    $     953
                                                          =========    =========    =========


Cash paid during the year for:
   Interest                                               $  53,030    $  59,899    $  48,347
   Income taxes                                              84,309       61,578       45,766



See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                         Additional    Retained
                                             Common       Paid-In      Earnings
                                              Stock       Capital     (Deficit)      Total
                                            ---------    ----------   ---------    ---------
                                                         (Thousands of Dollars)

Shareholders' equity, December 31, 1993     $ 448,000    $  57,687    $ 391,749    $ 897,436
Net income                                                              118,649      118,649
Dividends declared                                                      (51,189)     (51,189)
                                            ---------    ---------    ---------    ---------
Shareholders' equity, December 31, 1994       448,000       57,687      459,209      964,896

Net loss                                                               (430,980)    (430,980)
Dividends declared                                                     (126,813)    (126,813)
Premium on redemption of preferred stock,
  subject to mandatory redemption                              (16)         --           (16)
                                            ---------    ---------    ---------    ---------
Shareholder's equity, December 31, 1995       448,000       57,671      (98,584)     407,087

Net income                                                              187,426      187,426
Dividends declared                                                     (172,467)    (172,467)
                                            ---------    ---------    ---------    ---------
Shareholder's equity, December 31, 1996     $ 448,000    $  57,671    $ (83,625)   $ 422,046
                                            =========    =========    =========    =========





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Northwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 1,624,169 access lines in the states of California, Idaho, Oregon, and Washington. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $59.8 million, $56.2 million and $55.2 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $54.1 million, $61.6 million and $55 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $43.6 million, $43.8 million and $42.4 million for the years 1996-1994, respectively.


TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives approved by regulators. Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 12) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $573.2 million (net of tax benefits of $331.3 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company, shortened the depreciable lives of its telephone plant and equipment as follows:

                                             Depreciable Lives
                                       ---------------------------
           Asset Category              Average Before       After
           --------------              --------------      -------
           Copper                         20-30               15
           Switching                      17-19               10

           Circuit                        11-13                8
           Fiber                          25-30               20

In addition, during 1995, the Company redeemed prior to stated maturity, $140.9 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $8 million (net of tax benefits of $4.7 million).

3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $125 million, which reduced net income by $77 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $83.8 million to re-engineer customer service processes and $30.1 million to re-engineer administrative processes. The restructuring costs also included $11.1 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

4.  PROPERTY REPOSITIONING

On November 30, 1994, the Company sold 7,000 access lines in Montana to Citizens Utilities Company for $21.8 million in cash and recorded a pre-tax gain of $11.9 million. The proceeds from this transaction were used to repay short-term commercial paper borrowings.

5.  PREFERRED STOCK

In August 1995, the Company retired its remaining shares of preferred stock, subject to mandatory redemption, with cash from operations.

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


7.  DEBT

Long-term debt as of December 31, was as follows:

                                                        1996        1995
                                                     ---------    ---------
                                                      (Thousands of Dollars)
First mortgage bonds:
    6     % Series P,     due 1996                    $     --    $  9,000
    6 1/4 % Series Q,     due 1998                      13,600      13,600
    7 1/8 % Series R,     due 1999                      18,000      18,000
    7 7/8 % Series U,     due 2002                      20,000      20,000
    8 1/4 % Series W,     due 2007                      48,000      48,000
    8 3/4 % Series BB,    due 2016                      75,000      75,000
    6 1/8 % Series FF,    due 1999                     125,000     125,000
    9.67  % Series HH,    due 2010                      11,027      13,236

Debentures:
    7 3/8 % Series A,     due 2001                     200,000     200,000
    7 7/8 % Series B,     due 2026                     175,000          --

Other:
  Commercial paper expected to be
   refinanced on a long-term basis                          --     175,000
  Capitalized leases                                        --          15
                                                     ---------    ---------
  Total principal amount                               685,627     696,851
Premium (discount) - net                                12,494      (2,937)
                                                     ---------    ---------

  Total                                                698,121      693,914

Less: current maturities                                  (879)      (9,897)
                                                     ---------    ---------
  Total long-term debt                               $ 697,242    $ 684,017
                                                     =========    =========


In June 1996, the Company issued $175 million of 7 7/8% Series B Debentures, due 2026. Net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note 2). Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1995 includes $175 million of commercial paper which the Company refinanced during the first half of 1996, as discussed above and in Note 8.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt premiums and discounts on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $0.9 million in 1997; $14.5 million in 1998; $143.9 million in 1999; $0.9 million in 2000; and $200.9 million in 2001.

Total short-term obligations as of December 31, were as follows:


                                                        1996         1995
                                                     ----------     --------
                                                      (Thousands of Dollars)

Commercial paper - average rates 5.4% and 5.8%        $  60,000     $ 38,800
Notes payable to affiliate - average rate 6.1%               --          297
Current maturities of long-term debt                        879        9,897
                                                      ---------     --------
  Total                                               $  60,879     $ 48,994
                                                      =========     ========


On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 million of commercial paper.

8.  FINANCIAL INSTRUMENTS

At December 31, 1995, the Company had entered into forward contracts to sell $175 million of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company issued during the first half of 1996. A gain of approximately $17 million occurred upon the settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $3 million. The estimated fair value of long-term debt as of December 31, 1995, exceeded the carrying value by approximately $23 million.

9.  INCOME TAXES

The income tax provision is as follows:

                                                     1996         1995        1994
                                                  ---------    ---------    ---------
                                                         (Thousands of Dollars)

Current:
  Federal                                         $  59,492    $  38,272    $  48,853
  State                                               5,245        1,761        2,738
                                                  ---------    ---------    ---------
                                                     64,737       40,033       51,591
                                                  ---------    ---------    ---------
Deferred:
  Federal                                            37,983       36,659       14,509
  State                                               2,746        4,168        1,234
                                                  ---------    ---------    ---------
                                                     40,729       40,827       15,743
                                                  ---------    ---------    ---------

Amortization of deferred investment tax credits      (1,654)      (3,643)      (9,175)
                                                  ---------    ---------    ---------
    Total                                         $ 103,812    $  77,217    $  58,159
                                                  =========    =========    =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                        1996        1995          1994
                                                                     ---------    ---------    ---------
                                                                         (Thousands of Dollars)

Amounts computed at statutory rates                                  $ 101,933    $  79,574    $  61,883
  State and local income taxes, net of federal income tax benefits       5,194        3,854        2,582
  Amortization of deferred investment tax credits, net of federal
  income tax benefits                                                   (1,075)      (3,643)      (9,175)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                            --          3,651        3,184
  Rate differentials applied to reversing temporary differences           --           (972)      (1,721)
  Other differences - net                                               (2,240)      (5,247)       1,406
                                                                     ---------    ---------    ---------
Total provision                                                      $ 103,812    $  77,217    $  58,159
                                                                     =========    =========    =========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                    1996       1995
                                --------    ---------
                                (Thousands of Dollars)

Depreciation and amortization   $ 35,070    $ 16,530
Employee benefit obligations     (26,196)    (21,967)
Prepaid pension cost              26,542      17,988
Investment tax credits             1,721       2,796
Other - net                        6,101     (11,184)
                                --------    --------
    Total                       $ 43,238    $  4,163
                                ========    ========

10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                   1996         1995          1994
                                                 ---------    ---------    ---------
                                                      (Thousands of Dollars)

Benefits earned during the year                  $  10,583    $   9,394    $  11,538
Interest cost on projected benefit obligations      25,046       24,358       22,823
Return on plan assets:
  Actual                                           (87,174)    (103,066)       1,111
  Deferred                                          41,175       62,076      (41,108)
Other - net                                         (8,061)      (9,873)      (8,141)
                                                 ---------    ---------    ---------
  Net pension credit                             $ (18,431)   $ (17,111)   $ (13,777)
                                                 =========    =========    =========

The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                1996           1995
                                              ---------    ---------
                                              (Thousands of Dollars)

Vested benefit obligations                    $ 235,785    $ 222,636
                                              =========    =========

Accumulated benefit obligations               $ 272,354    $ 258,581
                                              =========    =========

Plan assets at fair value                     $ 626,819    $ 564,620
Less: projected benefit obligations             350,895      335,632
                                              ---------    ---------
Excess of assets over projected obligations     275,924      228,988
Unrecognized net transition asset               (22,338)     (26,313)
Unrecognized net gain                          (181,407)    (152,223)
                                              ---------    ---------
  Net prepaid pension cost                    $  72,179    $  50,452
                                              =========    =========


Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                      1996        1995
                                    -------     -------

Discount rate                         7.50%      7.50%
Rate of compensation increase         5.25%      5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                               1996         1995       1994
                                                             --------    --------   ---------
                                                                  (Thousands of Dollars)

Benefits earned during the year                              $  2,513    $  2,305    $  2,761
Interest on accumulated postretirement benefit obligations     10,641      10,608      11,026
Actual (return) loss on plan assets                              (584)     (1,488)        126
Amortization of transition obligation                           4,264       4,652       4,904
Other - net                                                      (616)      1,157         131
                                                             --------    --------    --------
  Postretirement benefit cost                                $ 16,218    $ 17,234    $ 18,948
                                                             ========    ========    ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                  1996           1995
                                                                ---------      ---------
                                                                (Thousands of Dollars)

Accumulated postretirement benefit obligations attributable to:
  Retirees                                                        $  93,471    $  97,865
  Fully eligible active plan participants                             4,378        3,249
  Other active plan participants                                     50,892       51,552
                                                                  ---------    ---------
Total accumulated postretirement benefit obligations                148,741      152,666
Less: fair value of plan assets                                      24,222       17,321
                                                                  ---------    ---------
Excess of accumulated obligations over plan assets                  124,519      135,345
Unrecognized transition obligation                                  (67,058)     (74,835)
Unrecognized net loss                                                 2,713      (18,075)
                                                                  ---------    ---------
  Accrued postretirement benefit obligations                      $  60,174    $  42,435
                                                                  =========    =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $1.7 million and the accumulated postretirement benefit obligations as of December 31, 1996, by $18.2 million.


SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.8 million, $3.4 million and $3.1 million in 1996-1994, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                 1996           1995
                                              -----------    -----------
                                                (Thousands of Dollars)

Land                                          $    12,475    $    12,745
Buildings                                         220,544        218,879
Plant and equipment                             2,757,934      2,634,360
Other                                             267,315        252,275
                                              -----------    -----------
  Total                                         3,258,268      3,118,259
   Accumulated depreciation (See Note 2)       (2,067,357)    (1,924,141)
                                              -----------    -----------
  Total property, plant and equipment - net   $ 1,190,911    $ 1,194,118
                                              ===========    ===========

Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 6.4%, 6.7% and 6.3%, respectively.


12.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in California, Idaho, Oregon and Washington. The Company is subject to regulation by the FCC for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs.

Oregon

The Company began a major Extended Area Service (EAS) offering in the Portland metropolitan area in November 1991. This non-optional EAS offering provides expanded local calling to customers in Portland's metropolitan EAS region allowing customers to choose between flat rate, measured, or a combination of flat rate and measured EAS calling plans. On August 29, 1994, the Oregon Public Utilities Commission (OPUC) ordered the expansion of the Portland Metro area to add new EAS routes, eleven of which involved the Company's exchanges.

In 1992, the Company filed tariffs in both Washington and Oregon that would allow it to operate under a Primary Toll Carrier (PTC) plan in its service areas. Under this plan, the toll billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company terminating the call based on that company's approved access charge tariff. Likewise, the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. On January 28, 1993, the Washington Utility and Transportation Commission (WUTC) authorized the Company to operate as a PTC in its service areas, effective July 1, 1994. As a result of the order, the Company reduced its toll rates by an average of 4.5%, its switched access rates by $8.4 million and special access rates by $2.6 million. In Oregon, the Company filed for authority to operate under a PTC plan, and on February 22, 1994, the OPUC approved the Company's request, effective May 1, 1994. The OPUC also ordered $5.1 million of local and access rate reductions, effective April 1, 1994. The Company was authorized a return on equity (ROE) of 10.36% and a rate of return (ROR) of 9.48%.

Since 1990, the OPUC has been reviewing the cost structure of Oregon telecommunications services to determine if network elements should be unbundled to respond to emerging competition in the telecommunications markets. On July 19, 1996, the OPUC issued an order in this proceeding which ordered the unbundling of more than two hundred network elements. Pricing for the rate elements was established in the order which, in most cases, includes a contribution to joint and common costs. Tariff prices for existing bundled services were not changed by the order. On September 23, 1996, the Company filed for clarification, reconsideration and rehearing of the OPUC's order. The Company's filing is based on various unresolved legal, operational and pricing issues as well as the numerous ongoing interconnection negotiations that are in process in Oregon.

An unbundling order was reissued in the State of Oregon on November 1, 1996. In the initial order, the prices for the unbundled elements were developed for US West; however, the rates will apply to the Company. On December 16, 1996, a compliance tariff was filed that offered the unbundled services to alternative local-exchange carriers (ALECs), effective January 30, 1997. On January 21, 1997, the OPUC approved an extension of the effective date until April 2, 1997. The revenue impact is unknown at this time.

During 1995, Oregon had a local competition docket in progress. An order was issued on January 12, 1996 which granted the application of three ALECs, Electric Lightwave (ELI), MCI Metro and Metropolitan Fiber Systems, Inc. (MFS), to provide service in the Company's and US West's exchanges in the greater Portland area. Subsequently, two more ALECs, AT&T Corp. (AT&T) and Teleport Communications Group (TCG), have also applied. Eight of the Company's exchanges were designated as competitive. Interconnection will be based on the same terms and conditions that incumbent LECs have used to interconnect their networks.

On January 13, and 24, and February 3, 1997, the OPUC issued its decision in the Company's arbitration with AT&T, Western Wireless and MCI, respectively for similar issues stated above. The interim discount rates for the Company's resold services were set at 21% for AT&T, 18.81% (9.405% for volume discount) for Western Wireless and 15.9% (7.95% for volume discount) for MCI. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OPUC's arbitration determinations.

Washington

In 1992, the Company filed tariffs in Washington that would allow it to operate under a PTC plan in its service areas, as discussed above. On December 21, 1994, the WUTC authorized an ROE of 11.25% and an overall ROR of 9.76% for the Company. No rate changes were required.

In September 1995, the Company filed to merge the local tariffs of GTE Northwest and former Contel of the Northwest and make certain changes in its prices and service offerings. In 1996, the WUTC approved the filing, allowing rate increases for some services and decreases for others, resulting in a favorable impact of $2.2 million.

On September 27, 1995, the WUTC approved the Company's toll discount calling plan for business. The annual revenue impact of the new calling plan is a reduction of $1.8 million.

On December 15, 1995, the Company, the WUTC staff and the Consumer Counsel Section of the Attorney General's office reached a settlement agreement allowing the Company to adopt the Equal Life Group (ELG) depreciation methodology on a going forward basis, effective January 1, 1995. There is no immediate expense impact of adopting ELG. The parties also agreed that, for regulatory purposes, the Company's existing $17.5 million reserve deficiency should be amortized over a two-year period beginning January 1, 1995. After adjusting for the new remaining life rates resulting from the reserve amortization, annual intrastate depreciation expense increased by approximately $4.4 million each of the two years.

On December 27, 1995, the WUTC issued an order setting the structure for local interconnection and competition between LECs and ALECs. The order required the Company to file an unbundled local loop tariff and an interim number portability tariff by January 26, 1996. Number portability will be accomplished on an interim basis through remote call forwarding offered at a discounted price. Also, a local interconnection tariff implementing bill and keep compensation was required by January 16, 1996. The parties were directed to file cost studies by July 15, 1996. The order also opened up a bona fide request procedure for further resale and unbundling. The revenue impacts are not known at this time.

On December 11, 1996, the WUTC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. Also on January 17, 1997, the WUTC issued its decision in the Company's arbitration with Sprint and MCI. The interim discount rates for the Company's resold services were set at 18.81%, 13.03% and 16.63%, respectively. The Company has filed a lawsuit in the U.S. District Court challenging portions of the WUTC's arbitration determinations.

California

On December 29, 1995, GTE West Coast Incorporated filed a proposal with the California Public Utilities Commission (CPUC) to restructure certain rates in compliance with an order from the CPUC that all small LEC's file by the end of that year. The Company requested an ROE of 13.36% and an ROR of 11.30%. The CPUC is expected to issue a decision in April 1997. The estimated revenue impact is less than $0.5 million.

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

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the following tariff years:

                                                                                 Sharing Parameters
                 Tariff                       Productivity       -------------------------------------------
                 Entity                           Factor                  50%                       100%
    ---------------------------------       ----------------      -------------------       ----------------

    1996-1997 Tariff Year
    ---------------------
    California-West Coast, Inc.                    4.0%           12.25% - 13.25% ROR        Over 13.25% ROR

    Idaho, Oregon,
          Washington (GTE),
          Washington (Contel)                      5.3%           None                       None


    1995-1996 Tariff Year
    ---------------------

    Washington (GTE),
          California-West Coast, Inc.              4.0%           12.25% - 13.25% ROR        Over 13.25% ROR

    Idaho, Oregon,
          Washington (Contel)                      5.3%           None                       None

Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $6 million annually. In addition, the Company filed tariffs, effective August 31, 1995, under the interim rules to reduce rates $17.2 million annually. On September 20,

1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Washington (GTE) tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $0.9 million, effective July 1, 1996.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accordance with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $126 million, $133.4 million and $128.3 million, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $12.9 million, $12.3 million and $12 million in 1996-1994, respectively. Minimum rental commitments for noncancelable leases through 2001 do not exceed $2 million annually and aggregate $5.1 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Northwest Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Northwest Incorporated (a Washington corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Northwest Incorporated and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Dallas, Texas
January 28, 1997

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

     (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1996-1994 (as required):

         II - Valuation and Qualifying Accounts

     Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits - Included in this report or incorporated by reference.

     2.1*Agreement of Merger dated November 18, 1992 between Contel of the
         Northwest Inc. and GTE Northwest Incorporated.  (Exhibit 2.1 of the
         1993 Form 10-K, File No. 0-2908)

     3.1*Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

     3.2*Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No. 0-2908)

     4.1*Indenture dated as of April 1, 1994 between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee
         (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File
         No. 33-52909)

     4.2*First Supplemental Indenture dated as of May 1, 1996 between GTE
         Northwest Incorporated and First Trust of California, National
         Association, as Trustee (as successor trustee to Bank of America
         National Trust and Savings Association) (Exhibit 4.3 of the Company's
         Registration Statement on Form S-3, File No. 333-2839)

     10* Material Contracts - Agreements Between GTE and Certain Executive
         Officers (Exhibit 10 of the 1995 Form 10-K, File No. 0-2908)

     12  Statements re: Calculation of the Consolidated Ratio of Earnings to
         Fixed Charges

     23  Consent of Independent Public Accountants

     27  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1996.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Northwest Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For The Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)

             Column A            Column B            Column C                  Column D       Column E
        ----------------------------------------------------------------------------------------------
                                                    Additions
                                             ------------------------
                                                            Charged                           Balance
                                Balance       Charged       (Credited)        Deductions         at
                                  at         (Credited)        to               from           Close
                               Beginning       to             Other           Reserves          of
        Description            of Year        Income         Accounts          (Note 1)        Year
        ----------------------------------------------------------------------------------------------

        Allowance for uncollectible accounts for the years ended:

        December 31, 1996     $13,268       $15,828       $ 15,855(2)        $ 27,567        $17,384
                              =======       =======       ========           ========        =======

        December 31, 1995     $ 7,745       $23,442       $ 21,716(2)        $ 39,635        $13,268
                              =======       =======       ========           ========        =======

        December 31, 1994     $ 6,602       $ 9,642       $ 14,683(2)        $ 23,182        $ 7,745
                              =======       =======       ========           ========        =======


        Accrued restructuring costs for the years ended (Note 4):

        December 31, 1996     $ 64,315     $  --          $(15,778)(3)      $ 48,537         $   --
                              ========     =======        ========          ========         ========

        December 31, 1995     $ 99,544     $  --          $   --            $ 35,229         $ 64,315
                              ========     =======        ========          ========         ========

        December 31, 1994     $125,003     $  --          $  --             $ 25,459         $ 99,544
                              ========     =======        ========          ========         ========




NOTES:


(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4) See Note 3 to the consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE NORTHWEST INCORPORATED
                                 ----------------------------------------------
                                                    (Registrant)


Date  March 26, 1997             By              Eileen O'Neill Odum
      ---------------------        --------------------------------------------
                                                 Eileen O'Neill Odum
                                                      President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Eileen O'Neill Odum             President                         March 26, 1997
---------------------------     (Principal Executive Officer)
Eileen O'Neill Odum


Gerald K. Dinsmore              Senior Vice President - Finance
---------------------------     and Planning and Director         March 26, 1997
Gerald K. Dinsmore              (Principal Financial Officer)


William M. Edwards, III         Vice President - Controller       March 26, 1997
---------------------------     (Principal Accounting Officer)
William M. Edwards, III


John C. Appel                            Director                 March 26, 1997
---------------------------
John C. Appel


Richard M. Cahill                        Director                 March 26, 1997
---------------------------
Richard M. Cahill


Michael B. Esstman                       Director                 March 26, 1997
---------------------------
Michael B. Esstman


Thomas W. White                          Director                 March 26, 1997
---------------------------
Thomas W. White

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------         ---------------------------------------------------------------

 12             Statements re: Calculation of the Ratio of Earnings to Fixed
                Charges

 23             Consent of Independent Public Accountants

 27             Financial Data Schedule