Form 10-Q
period 1997-03-31
GTE NORTHWEST INC
filed 1997-05-15
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended    March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
REVENUES AND SALES
  Local services                                                          $          109,462     $          100,415
  Network access services                                                             97,555                 88,480
  Toll services                                                                       28,171                 29,951
  Other services and sales                                                            28,561                 28,036
                                                                          ------------------     ------------------
    Total revenues and sales                                                         263,749                246,882
                                                                          ------------------     ------------------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                                          89,331                 91,378
  Selling, general and administrative                                                 37,563                 25,798
  Depreciation and amortization                                                       53,719                 49,664
                                                                          ------------------     ------------------
    Total operating costs and expenses                                               180,613                166,840
                                                                          ------------------     ------------------
OPERATING INCOME                                                                      83,136                 80,042

OTHER (INCOME) EXPENSE
  Interest - net                                                                      13,497                 12,525
  Gain on disposition of assets                                                      (5,101)                     --
  Other - net                                                                             --                    182
                                                                          ------------------     ------------------
INCOME BEFORE INCOME TAXES                                                            74,740                 67,335
  Income taxes                                                                        26,673                 23,848
                                                                          ------------------     ------------------
NET INCOME                                                                $           48,067     $           43,487
                                                                          ==================     ==================







Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Net income                                             $         48.1     $         43.5

Net income increased 11% or $4.6 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to higher local and network access service revenues partially offset by higher operating costs and expenses.

REVENUES AND SALES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Local services                                         $        109.5     $        100.4
         Network access services                                          97.5               88.5
         Toll services                                                    28.2               30.0
         Other services and sales                                         28.5               28.0
                                                                --------------     --------------
           Total revenues and sales                             $        263.7     $        246.9

Total revenues and sales increased 7% or $16.8 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 9% or $9.1 for the three months ended March 31, 1997, compared to the same period in 1996. The number of access lines increased 6% for the three months ended March 31, 1997, which generated
$2.7 of additional revenues. The increase also reflects a $4.2 growth in revenues from CentraNet(R) and custom calling features, such as SmartCall(R). Finally, a $1.8 growth in revenues from data services, primarily Integrated Services Digital Network (ISDN) and Digital Channel Service (DCS), contributed to the increase.

Network access service revenues increased 10% or $9 for the three months ended March 31, 1997, compared to the same period in 1996. Minutes of use increased 13% for the three months ended March 31, 1997, which generated $7.3 of additional revenues. The increase also reflects $4.2 of higher support payments received from the National Exchange Carrier Association (NECA). The increase is also due to higher special access revenues of $3.2 associated with growth in dedicated lines. The increase is partially offset by a $5.3 decline in revenues associated with the sharing provisions of the Federal Communications Commission's (FCC) 1996 price cap.

Toll service revenues decreased 6% or $1.8 for the three months ended March 31, 1997, compared to the same period in 1996. Lower toll volumes resulting from expansion of local calling scopes and intraLATA (local access transport area) competition, including 10XXX and 1+ presubscription, contributed to the decline. The decrease was partially offset by favorable toll settlements recorded in the first three months of 1997.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Total operating costs and expenses                     $        180.6     $        166.8

Total operating costs and expenses increased 8% or $13.8 for the three months ended March 31, 1997, compared to the same period in 1996. The increase is primarily attributable to higher labor and benefit costs of $0.8, contractor charges of $3.2 and advertising expenses of $2. The increase also includes a $4.1 increase in depreciation and amortization expense associated with additions to plant balances.

OTHER (INCOME) EXPENSE

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Gain on disposition of assets                          $         (5.1)     $          --
         Income taxes                                                     26.7               23.8

In the first quarter of 1997, the Company recorded a $5.1 pre-tax gain on the sale of a portion of its telephone plantin-service, inventories and supplies and customers in the state of Washington (representing 1,800 access lines).

Income taxes increased 12% or $2.9 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a corresponding increase in pre-tax income.

OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act of 1996 (the Telecommunications Act) the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Oregon and Washington. Subsequent decisions are expected to be issued over a period extending through the third quarter of 1997.

On December 29, 1995, GTE West Coast Incorporated, a subsidiary of the Company, filed a proposal with the California Public Utilities Commission (CPUC) to restructure certain rates in compliance with an order from the CPUC that all small local-exchange carriers (LECs) file by the end of that year. The Company requested an ROR of 11.30% and an ROE of 13.36%. On April 23, 1997, the CPUC issued its decision on the GTE West Coast Incorporated rate proposal. The CPUC authorized an ROR of 10% and an ROE of 11.16%. The decision resulted in an annual revenue reduction of $0.3.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

In May 1997, in accordance with the Telecommunications Act, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                               $           51,378     $            2,074
  Receivables, less allowances of $19,496 and $17,384                                216,765                258,275
  Inventories and supplies                                                            14,865                 14,361
  Deferred income tax benefits                                                         3,505                  2,744
  Other                                                                               34,548                 17,749
                                                                          ------------------     ------------------
    Total current assets                                                             321,061                295,203
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             3,261,462              3,258,268
  Accumulated depreciation                                                        (2,056,369)            (2,067,357)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       1,205,093              1,190,911
                                                                          ------------------     ------------------
Employee benefit plans and other assets                                               87,211                 84,266
                                                                          ------------------     ------------------
Total assets                                                              $        1,613,365     $        1,570,380
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $            2,182     $           60,879
  Accounts payable                                                                   118,956                 93,558
  Taxes payable                                                                       52,422                 24,614
  Accrued interest                                                                    16,605                 10,602
  Accrued payroll costs                                                               25,667                 25,834
  Dividends payable                                                                   50,000                 27,753
  Other                                                                               81,377                 73,686
                                                                          ------------------     ------------------
    Total current liabilities                                                        347,209                316,926
                                                                          ------------------     ------------------

  Long-term debt                                                                     697,309                697,242
  Deferred income taxes                                                               57,774                 45,982
  Employee benefit plans                                                              65,359                 62,873
  Other liabilities                                                                   25,601                 25,311
                                                                          ------------------     ------------------
    Total liabilities                                                              1,193,252              1,148,334
                                                                          ------------------     ------------------
Shareholder's equity:
  Common stock (17,920,000 shares issued)                                            448,000                448,000
  Additional paid-in capital                                                          57,671                 57,671
  Retained deficit                                                                   (85,558)               (83,625)
                                                                          ------------------     ------------------
    Total shareholder's equity                                                       420,113                422,046
                                                                          ------------------     ------------------
Total liabilities and shareholder's equity                                $        1,613,365     $        1,570,380
                                                                          ==================     ==================



See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                              $           48,067     $           43,487
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                     53,719                 49,664
    Deferred income taxes                                                              2,917                  6,772
    Gain on disposition of assets                                                     (5,101)                    --
    Provision for uncollectible accounts                                               4,365                  3,773
    Changes in current assets and current liabilities                                 71,347                  7,278
    Other - net                                                                       (2,678)                (3,993)
                                                                          ------------------     ------------------
    Net cash from operations                                                         172,636                106,981
                                                                          ------------------     ------------------

INVESTING
  Capital expenditures                                                               (44,712)               (38,515)
  Proceeds from disposition of assets                                                  7,600                     --
  Other - net                                                                            233                    344
                                                                          ------------------     ------------------
    Net cash used in investing                                                       (36,879)               (38,171)
                                                                          ------------------     ------------------

FINANCING
  Long-term debt retired                                                                  --                 (1,339)
  Dividends                                                                          (27,753)               (19,140)
  Decrease in short-term obligations, excluding current maturities                   (58,700)               (40,097)
                                                                          ------------------     ------------------
    Net cash used in financing                                                       (86,453)               (60,576)
                                                                          ------------------     ------------------
Increase in cash and cash equivalents                                                 49,304                  8,234

Cash and cash equivalents:
  Beginning of period                                                                  2,074                 16,310
                                                                          ------------------     ------------------
  End of period                                                           $           51,378     $           24,544
                                                                          ==================     ==================











See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) In the first quarter of 1997, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 1,800 access lines) in the state of Washington to Pend Oreille Telephone Company for $7.6 million in cash. A pre-tax gain of $5.1 million was recorded on the sale.

GTE Northwest Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27    Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                GTE Northwest Incorporated
                                          ------------------------------------
                                                       (Registrant)

Date:        May 14, 1997                         William M. Edwards, III
     -----------------------------        ------------------------------------
                                                  William M. Edwards, III
                                                Vice President - Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX



     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------
        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule
