Form 10-Q
period 1997-06-30
GTE NORTHWEST INC
filed 1997-08-14
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

The Company had 17,920,000 shares of no par value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                                --------------------------          --------------------------
                                                  1997              1996              1997              1996
                                                --------          --------          --------          --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $107,775          $100,505          $215,427          $199,413
  Network access services                        105,545            98,506           203,100           186,986
  Toll services                                   27,806            27,928            55,977            57,879
  Other services and sales                        28,355            25,784            58,726            55,327
                                                --------          --------          --------          --------
   Total revenues and sales                      269,481           252,723           533,230           499,605
                                                --------          --------          --------          --------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                     86,851            78,760           176,182           170,138
  Selling, general and administrative             38,005            41,773            75,568            67,571
  Depreciation and amortization                   52,919            50,516           106,638           100,180
                                                --------          --------          --------          --------
   Total operating costs and expenses            177,775           171,049           358,388           337,889
                                                --------          --------          --------          --------
OPERATING INCOME                                  91,706            81,674           174,842           161,716

OTHER (INCOME) EXPENSE
  Interest - net                                  13,615            12,432            27,112            24,957
  Gain on disposition of assets                       --                --            (5,101)               --
  Other - net                                        226                --               226               182
                                                --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                        77,865            69,242           152,605           136,577
  Income taxes                                    27,852            24,346            54,525            48,194
                                                --------          --------          --------          --------
NET INCOME                                      $ 50,013          $ 44,896          $ 98,080          $ 88,383
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

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                  Six Months Ended
                                                      June 30,
                                               ----------------------
                                               1997              1996
                                               ----              ----
         Net income                           $98.1             $88.4

Net income increased 11% or $9.7 for the six months ended June 30, 1997, compared to the same period in 1996. The increase is largely the result of higher revenues from local and network access services along with a $3.3 after-tax gain on the sale of assets, partially offset by an increase in operating costs and expenses.

REVENUES AND SALES

                                                  Six Months Ended
                                                      June 30,
                                              ------------------------
                                               1997              1996
                                              ------            ------
         Local services                       $215.4            $199.4
         Network access services               203.1             187.0
         Toll services                          56.0              57.9
         Other services and sales               58.7              55.3
                                              ------            ------
          Total revenues and sales            $533.2            $499.6

Total revenues and sales increased 7% or $33.6 during the first half of 1997, compared to the same period in 1996.

Local service revenues increased 8% or $16 through the first six months of 1997, compared to the same period in 1996, primarily due to access line growth and demand for custom calling features and other enhanced services. The number of access lines grew by 6% which resulted in additional revenues of $5.8. Revenues from SmartCall(R) and CLASS services grew by $5.7 for the period, driven by demand for custom calling features such as Caller ID and automatic call return/redial. Revenues from CentraNet(R) and digital services, such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS), also contributed a combined $4.6 toward the increase.

Network access service revenues increased 9% or $16.1 for the six months ended June 30, 1997, compared to the same period in 1996, largely due to increased demand for access services by interexchange carriers and customer demand for increased bandwidth services. A 14% increase in minutes of use resulted in $16.4 of additional access revenues while growth in demand for increased bandwidth services caused special access revenues to grow by $6.6. The increase also reflects $4.7 of higher support payments received from the National Exchange Carrier Association (NECA). The year-to-date increase is partially offset by an $8.4 decline in revenues associated with the sharing provisions and rate changes of the Federal Communication Commission's (FCC) 1996 price cap. The increase is also offset by a $3 decrease in revenues relating to the Company's authorization in January 1997 to operate as the Primary Toll Carrier (PTC) for certain jurisdictions in Washington and Oregon, as described in Other Matters.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 3% or $1.9 for the six months ended June 30, 1997, compared to the same period in 1996. The decrease is primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, partially offset by $4.4 in favorable toll settlements related to the Company's new PTC status mentioned above.

Other services and sales increased 6% or $3.4 through the first six months of 1997, compared to the same period in 1996, as revenues from voice messaging and radio paging services grew by $2.3. Revenues from billing and collection services increased $1.1.

OPERATING COSTS AND EXPENSES

                                                   Six Months Ended
                                                       June 30,
                                                 ---------------------
                                                 1997             1996
                                                 ----             ----
         Total operating costs and expenses     $358.4            $337.9

Total operating costs and expenses increased 6% or $20.5 through the first half of 1997, compared to the same period in 1996. The increase is primarily due to $9.2 in higher selling and marketing costs, including $3.6 from an increase in advertising expenses. The increase also includes $2.9 from access charges incurred to terminate customers' intraLATA toll calls outside the Company's service territory, $2.8 from higher general operating taxes, and $6.4 from increased depreciation expense associated with additions to plant balances.

OTHER (INCOME) EXPENSE

                                                    Six Months Ended
                                                        June 30,
                                                -----------------------
                                                 1997             1996
                                                ------           ------
         Interest - net                         $27.1             $25.0
         Gain on disposition of assets           (5.1)               --
         Income taxes                            54.5              48.2

Interest - net increased 8% or $2.1 for the six months ended June 30, 1997, compared to the same period in 1996, primarily due to higher average short-term debt levels.

In the first quarter of 1997, the Company recorded a $5.1 pre-tax gain on the sale of a portion of its telephone plant-in-service, inventories and supplies, and customers in the state of Washington (representing 1,800 access lines).

Income taxes increased 13% or $6.3 for the six months ended June 30, 1997, compared to the same period in 1996, primarily due to a corresponding increase in pre-tax income.

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Telecommunications Act of 1996 (the Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $14, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $8 effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $6.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Oregon and Washington. Subsequent decisions are expected to be issued throughout 1997.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company filed cost studies in Washington during the first quarter of 1997, with additional filings to begin in the other states in which it operates during the second half of 1997 and throughout 1998.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Idaho and additional proceedings are scheduled to begin during the remainder of 1997 and into 1998.

State Regulatory Developments

In 1992, the Company filed tariffs in both Washington and Oregon that would allow it to operate under a Primary Toll Carrier (PTC) plan in its service areas. Under this plan, the toll billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company terminating the call based on that company's approved access charge tariff. Likewise, the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. On January 28, 1993, the Washington Utility and Transportation Commission (WUTC) authorized the Company to operate as a PTC in its service areas, effective July 1, 1994. As a result of the order, the Company reduced its toll rates by an average of 4.5%, its switched access rates by $8.4 and special access rates by $2.6. In Oregon, the Company filed for authority to operate under a PTC plan, and on February 22, 1994, the Oregon Public Utilities Commission (OPUC) approved the Company's request, effective May 1, 1994. The OPUC also ordered $5.1 of local and access rate reductions, effective April 1, 1994. The Company was authorized a return on equity (ROE) of 10.36% and a rate of return (ROR) of 9.48%. On January 1, 1997, the Company received authorization to operate as the PTC in the interstate/intraLATA jurisdictions in both Washington and Oregon, and temporarily entered into a "bill and keep" billing arrangement during the period of transition from a secondary carrier in those jurisdictions to the PTC.

On December 27, 1995, the WUTC issued an order setting the structure for local interconnection and competition between LECs and alternative local-exchange carriers. The order required the Company to file an unbundled local loop tariff and an interim number portability tariff by January 26, 1996. Number portability has been accomplished on an interim basis through remote call forwarding offered at a discounted price. Also, a local interconnection tariff implementing bill and keep compensation was required by January 16, 1996. The parties were directed to file cost studies by July 15, 1996. The order also opened up a bona fide request procedure for further resale and unbundling. On November 21, 1996, the WUTC opened a generic cost docket to develop a cost methodology and establish permanent rates for interconnection, UNEs, resale and number portability. Hearings were completed on July 28, 1997. A commission order is expected late in the fourth quarter of 1997 with new permanent rates effective January 1, 1998. The revenue impacts are not known at this time.

Other Developments

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                 1997                  1996
                                                                              ----------            ----------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $64,432                $2,074
  Receivables, less allowances of $17,458 and $17,384                            237,874               258,275
  Inventories and supplies                                                        23,659                14,361
  Deferred income tax benefits                                                     4,333                 2,744
  Other                                                                           15,392                17,749
                                                                              ----------            ----------
   Total current assets                                                          345,690               295,203
                                                                              ----------            ----------
Property, plant and equipment, at cost                                         3,317,132             3,258,268
  Accumulated depreciation                                                    (2,094,834)           (2,067,357)
                                                                              ----------            ----------
   Total property, plant and equipment, net                                    1,222,298             1,190,911
                                                                              ----------            ----------
Employee benefit plans and other assets                                           93,835                84,266
                                                                              ----------            ----------
   Total assets                                                               $1,661,823            $1,570,380
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                        $      882            $   60,879
  Notes payable to affiliates                                                     91,745                    --
  Accounts payable                                                               141,973                93,558
  Taxes payable                                                                   28,433                24,614
  Accrued interest                                                                11,276                10,602
  Accrued payroll costs                                                           17,145                25,834
  Dividends payable                                                               42,757                27,753
  Other                                                                           86,993                73,686
                                                                              ----------            ----------
   Total current liabilities                                                     421,204               316,926
                                                                              ----------            ----------

  Long-term debt                                                                 677,414               697,242
  Deferred income taxes                                                           61,718                45,982
  Employee benefit plans                                                          67,470                62,873
  Other liabilities                                                                6,648                25,311
                                                                              ----------            ----------
   Total liabilities                                                           1,234,454             1,148,334
                                                                              ----------            ----------
Shareholder's equity:
  Common stock (17,920,000 shares issued)                                        448,000               448,000
  Additional paid-in capital                                                      57,671                57,671
  Retained deficit                                                               (78,302)              (83,625)
                                                                              ----------            ----------
   Total shareholder's equity                                                    427,369               422,046
                                                                              ----------            ----------
   Total liabilities and shareholder's equity                                 $1,661,823            $1,570,380
                                                                              ==========            ==========


See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                      1997             1996
                                                                                   ---------         ---------
                                                                                      (Thousands of Dollars)
OPERATIONS
  Net income                                                                       $  98,080         $  88,383

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                     106,638           100,180
   Deferred income taxes                                                               6,033            15,338
   Gain on disposition of assets                                                      (5,101)               --
   Provision for uncollectible accounts                                                7,770             7,706
   Changes in current assets and current liabilities                                  43,046           (73,117)
   Other - net                                                                       (23,813)           (4,940)
                                                                                   ---------         ---------
   Net cash from operations                                                          232,653           133,550
                                                                                   ---------         ---------

INVESTING
  Capital expenditures                                                              (113,972)          (82,529)
  Proceeds from disposition of assets                                                  9,901                --
  Other - net                                                                             --               959
                                                                                   ---------         ---------
   Net cash used in investing                                                       (104,071)          (81,570)
                                                                                   ---------         ---------

FINANCING
  Long-term debt issued                                                                   --           171,656
  Long-term debt retired, including premiums paid on early retirement                (20,223)           (1,339)
  Dividends                                                                          (77,753)          (76,157)
  Increase (decrease) in short-term obligations, excluding current                    31,752          (156,197)
  maturities
  Other - net                                                                             --            17,468
                                                                                   ---------         ---------
   Net cash used in financing                                                        (66,224)          (44,569)
                                                                                   ---------         ---------
Increase in cash and cash equivalents                                                 62,358             7,411


Cash and cash equivalents
  Beginning of period                                                                  2,074            16,310
                                                                                   ---------         ---------
  End of period                                                                    $  64,432         $  23,721
                                                                                   =========         =========





See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) In the first quarter of 1997, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 1,800 access lines) in the state of Washington to Pend Oreille Telephone Company for $7.6 million in cash. A pre-tax gain of $5.1 million was recorded on the sale.

(3) In May 1997, the Company paid $0.2 million in premiums on the retirement of $20 million of long-term debt redeemed prior to stated maturity.

(4) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(5) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE Northwest Incorporated and Subsidiary

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

              (27)  Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE Northwest Incorporated
                                        --------------------------
                                               (Registrant)


Date:    August 13, 1997                William M. Edwards, III
         ---------------                --------------------------
                                        William M. Edwards, III

                                        Vice President - Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                                   Description
     -------              ---------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio
                          of Earnings to Fixed Charges

        27                Financial Data Schedule