Form 10-Q
period 1997-09-30
GTE NORTHWEST INC
filed 1997-11-14
CIK 40877

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          September 30, 1997
                                                      or
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
The Company had 17,920,000 shares of no par value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                              --------------------------           --------------------------
                                               1997              1996                1997              1996
                                              ----------      ----------           ----------      ----------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                               $ 112,312         $ 102,551         $ 327,739         $ 301,964
  Network access services                        111,905            96,111           315,005           283,097
  Toll services                                   21,173            29,700            77,150            87,579
  Other services and sales                        50,969            45,809           109,695           101,136
                                               ---------         ---------         ---------         ---------
   Total revenues and sales                      296,359           274,171           829,589           773,776
                                               ---------         ---------         ---------         ---------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                     89,139           100,227           265,321           270,365
  Selling, general and administrative             39,157            38,433           114,725           106,004
  Depreciation and amortization                   53,664            51,100           160,302           151,280
                                               ---------         ---------         ---------         ---------
   Total operating costs and expenses            181,960           189,760           540,348           527,649
                                               ---------         ---------         ---------         ---------

OPERATING INCOME                                 114,399            84,411           289,241           246,127

OTHER (INCOME) EXPENSE
  Interest - net                                  12,737            13,732            39,849            38,689
  Gain on disposition of assets                       --                --            (5,101)               --
  Other - net                                         --                --               226               182
                                               ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                       101,662            70,679           254,267           207,256
  Income taxes                                    36,453            24,618            90,978            72,812
                                               ---------         ---------         ---------         ---------
NET INCOME                                     $  65,209         $  46,061         $ 163,289         $ 134,444
                                               =========         =========         =========         =========







Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                Nine Months Ended
                                                                  September 30,
                                                             -------------------------
                                                              1997              1996
                                                             --------         --------
         Net income                                          $  163.3         $  134.4

Net income increased 22% or $28.9 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to strong revenue growth from local and network access services and a $3.3 after-tax gain on the sale of assets, partially offset by slightly higher operating costs and expenses.

REVENUES AND SALES

                                                                Nine Months Ended
                                                                  September 30,
                                                             -------------------------
                                                              1997              1996
                                                             --------         --------
         Local services                                      $  327.7         $  302.0
         Network access services                                315.0            283.1
         Toll services                                           77.2             87.6
         Other services and sales                               109.7            101.1
                                                             --------         --------
          Total revenues and sales                           $  829.6         $  773.8

Total revenues and sales increased 7% or $55.8 for the nine months ended September 30, 1997, compared to the same period in 1996.

Local service revenues increased 9% or $25.7 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily as a result of continued access line growth and demand for custom calling features and other enhanced services. Access line growth of 7% generated additional revenues of $9.2. Revenues from enhanced custom calling services, such as SmartCall(R) and CLASS services, contributed $9.5 to the increase. Revenues from enhanced data services such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS) were also higher by $4.2.


Network access service revenues increased 11% or $31.9 for the nine months ended September 30, 1997, compared to the same period in 1996, largely due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use grew 15% during the period which increased revenues by $26.3. Demand for increased bandwidth services by Internet Service Providers (ISP) and other high-capacity users generated an additional $10.9 of special access revenues. The increase also reflects $5.2 of higher support payments received from the National Exchange Carrier Association (NECA) and $2.2 from meet point billing arrangements. Year-to-date revenue growth was partially offset by an $8.5 decline in revenues associated with the sharing provisions and rate changes relating to the Federal Communication Commission's (FCC) 1996 and 1997 price caps. In addition, a $5.9 decrease resulted from the Company's authorization in January 1997 to operate as the Primary Toll Carrier (PTC) for certain jurisdictions in Washington and Oregon, which is offset by a corresponding increase in toll revenues.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 12% or $10.4 for the nine months ended September 30, 1997, compared to the same period in 1996. The results reflect lower toll revenues of $16.9 resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. This decrease was partially offset by $6 in favorable toll settlements relating to the Company's PTC status in Washington and Oregon, as discussed above.

Other services and sales increased 9% or $8.6 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to revenue growth from paging, voice messaging, billing and collection, and DB800 services totaling $5.2. An increase in revenues from products and services sold to ISPs was offset by a decline in equipment sales.

OPERATING COSTS AND EXPENSES

                                                             Nine Months Ended
                                                               September 30,
                                                          -----------------------
                                                           1997             1996
                                                          -------         -------
         Costs of services and sales                      $ 265.3         $ 270.3
         Selling, general and administrative                114.7           106.0
         Depreciation and amortization                      160.3           151.3
                                                          -------         -------
         Total operating costs and expenses               $ 540.3         $ 527.6

Total operating costs and expenses increased 2% or $12.7 for the nine months ended September 30, 1997, compared to the same period in 1996. This small increase reflects the impact of an $18 reserve recorded in the third quarter of 1996 for potential business and occupational taxes. Excluding this item, cost of services and sales increased $12.9, primarily due to higher labor and benefits costs required to support access line growth and customer demand for products and services. Increased selling and marketing efforts, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, resulted in higher selling costs of $11.1. Depreciation expense increased $9 as a result of additions to plant, which reflects increased capital expenditures relating to the Company's primary and second line growth and the modernization of interoffice facilities to mitigate Internet congestion. The net change in total operating costs also includes a $5.2 decline associated with administrative productivity gains achieved during the nine month period.

OTHER (INCOME) EXPENSES

                                                              Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                            1997             1996
                                                           ------           ------
         Interest - net                                    $ 39.8           $ 38.7
         Gain on disposition of assets                       (5.1)              --
         Income taxes                                        91.0             72.8

Interest - net increased 3% or $1.1 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to higher average short-term debt levels.

In the first quarter of 1997, the Company recorded a $5.1 pre-tax gain on the sale of three telephone exchanges in the state of Washington (representing 1,800 access lines).

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes increased 25% or $18.2 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to a corresponding increase in pre-tax income.

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE.
For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $14, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $8, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $6.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Oregon and Washington. Subsequent decisions are expected to be issued throughout the remainder of 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Washington and Oregon. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from the state commission. In such cases, the Company is refiling complaints after final approval has occurred.

Additionally, the Company has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration rulings or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company filed cost studies in Washington during the first quarter of 1997, with additional filings to begin in the other states in which it operates during the remainder of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Idaho and additional proceedings are scheduled to begin during the remainder of 1997 and into 1998.

State Regulatory Developments

Effective January 1, 1997, the Company began operating as a Primary Toll Carrier (PTC) in the interstate/intraLATA jurisdictions in both Washington and Oregon, and temporarily entered into a "bill and keep" billing arrangement during the period of transition from a secondary carrier in those jurisdictions to the PTC.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On November 2, 1996, the Washington Utility and Transportation Committee (WUTC) opened a generic cost docket to develop a cost methodology and establish permanent rates for interconnection, UNEs, resale and number portability. Hearings were completed on July 28, 1997. A commission order is expected late in the fourth quarter of 1997 with new permanent rates effective January 1, 1998. The revenue impacts are not known at this time.

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $15.9 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI Communications Corporation (MCI) in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997,MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom). GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,          December 31,
                                                                              1997                  1996
                                                                        ----------------      ----------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    1,918            $    2,074
  Receivables, less allowances of $17,720 and $17,384                            236,151               258,275
  Inventories and supplies                                                        27,484                14,361
  Deferred income tax benefits                                                     5,560                 2,744
  Other                                                                           13,561                17,749
                                                                              ----------            ----------
   Total current assets                                                          284,674               295,203
                                                                              ----------            ----------
Property, plant and equipment, at cost                                         3,369,462             3,258,268
  Accumulated depreciation                                                    (2,128,626)           (2,067,357)
                                                                              ----------            ----------
   Total property, plant and equipment, net                                    1,240,836             1,190,911
                                                                              ----------            ----------
Employee benefit plans and other assets                                          101,308                84,266
                                                                              ----------            ----------
   Total assets                                                               $1,626,818            $1,570,380
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                        $   14,482            $   60,879
  Notes payable to affiliates                                                     49,483                    --
  Accounts payable                                                                86,747                93,558
  Taxes payable                                                                   46,303                24,614
  Accrued interest                                                                16,316                10,602
  Accrued payroll costs                                                           18,900                25,834
  Dividends payable                                                               48,220                27,753
  Other                                                                           85,319                73,686
                                                                              ----------            ----------
   Total current liabilities                                                     365,770               316,926
                                                                              ----------            ----------
  Long-term debt                                                                 682,997               697,242
  Deferred income taxes                                                           56,442                45,982
  Employee benefit plans                                                          68,842                62,873
  Other liabilities                                                                8,409                25,311
                                                                              ----------            ----------
   Total liabilities                                                           1,182,460             1,148,334
                                                                              ----------            ----------
Shareholder's equity:
  Common stock (17,920,000 shares issued)                                        448,000               448,000
  Additional paid-in capital                                                      57,671                57,671
  Retained deficit                                                               (61,313)              (83,625)
                                                                              ----------            ----------
   Total shareholder's equity                                                    444,358               422,046
                                                                              ----------            ----------
   Total liabilities and shareholder's equity                                 $1,626,818            $1,570,380
                                                                              ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                              1997                  1996
                                                                             -------              -------
                                                                                (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $163,289             $134,444

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                              160,302              151,280
   Deferred income taxes                                                         (470)              27,435
   Gain on disposition of assets                                               (5,101)                  --
   Provision for uncollectible accounts                                        12,657               12,612
   Change in current assets and current liabilities                             5,653              (68,754)
   Other - net                                                                (31,570)             (16,349)
                                                                             --------             --------
   Net cash from operations                                                   304,760              240,668
                                                                             --------             --------

INVESTING
  Capital expenditures                                                       (184,180)            (130,848)
  Proceeds from disposition of assets                                          11,389                   --
  Other - net                                                                      --                1,724
                                                                             --------             --------
   Net cash used in investing                                                (172,791)            (129,124)
                                                                             --------             --------

FINANCING
  Long-term debt issued                                                            --              171,656
  Long-term debt retired, including premiums paid on early retirement         (21,105)              (2,221)
  Dividends                                                                  (120,510)            (115,849)
  Increase (decrease) in short-term obligations, excluding current
  maturities                                                                    9,490             (197,797)
  Other - net                                                                      --               17,468
                                                                             --------             --------
   Net cash used in financing                                                (132,125)            (126,743)
                                                                             --------             --------
Decrease in cash and cash equivalents                                            (156)             (15,199)
                                                                             --------             --------

Cash and cash equivalents:
  Beginning of period                                                           2,074               16,310
                                                                             --------             --------
  End of period                                                              $  1,918             $  1,111
                                                                             ========             ========






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

(2) In the first quarter of 1997, the Company sold three telephone exchanges in the state of Washington (representing 1,800 access lines) to Pend Oreille Telephone Company for $7.6 million in cash. A pre-tax gain of $5.1 million was recorded on the sale.

(3) In May 1997, the Company paid $0.2 million in premiums on the retirement of $20 million of long-term debt redeemed prior to stated maturity.

(4) Long-term debt as of September 30, 1997 includes $20 million of affiliate notes payable which the Company anticipates refinancing during the first half of 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(5) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(6) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits required by Item 601 of Regulation S-K.

                 (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                 (27)      Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE Northwest Incorporated
                                               --------------------------
                                                     (Registrant)


Date:     November 13, 1997                     William M. Edwards, III
      --------------------------               --------------------------
                                                William M. Edwards, III
                                              Vice President - Controller
                                             (Principal Accounting Officer)

                                EXHIBIT INDEX


     Exhibit
     Number                                       Description
---------------           -----------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio
                          of Earnings to Fixed Charges

        27                Financial Data Schedule
