Form 10-K405
period 1997-12-31
GTE NORTHWEST INC
filed 1998-03-26
CIK 40877

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                        December 31, 1997

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]    NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE COMPANY HAD 17,920,000 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

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

Part II

       5.     Market for the Registrant's Common Equity and Related
              Shareholder Matters                                                          5

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form
              10-K

       7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          6

       8.     Financial Statements and Supplementary Data                                 12

       9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                         31

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

On February 28, 1997, the Company sold three local exchanges (representing 1,800 access lines) in the state of Washington to Pend Oreille Telephone Company. Additional information related to this transaction can be found in Note 3 of the Company's consolidated financial statements included in Item 8.

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

The number of access lines in the states in which the Company operates as of December 31, 1997, was as follows:

                                                               Access
              State                                         Lines Served
        ------------------                                 ----------------

        California                                                  15,179
        Idaho                                                      140,170
        Oregon                                                     573,300
        Washington                                               1,045,292
                                                           ----------------

           Total                                                 1,773,941
                                                           ================

At December 31, 1997, the Company had 3,603 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1996, a new contract was reached with the IBEW. The contract with the CWA will expire in 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Oregon and Washington. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Oregon and Washington.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. The regulatory commissions in the states of California, Idaho, Oregon and Washington continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $6 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $2.1 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were offset by new per line charges and the charges paid by end-users.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites." GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of California, Idaho, Oregon and Washington, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $1.2 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 35% of gross plant of $3.4 billion at December 31, 1997.

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

SHAREHOLDER SERVICES

BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

  -         Account information
  -         Dividends
  -         Market prices
  -         Transfer instructions
  -         Statements and reports
  -         Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:

         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:

         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE

The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Northwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of California, Idaho, Oregon and Washington. At December 31, 1997, the Company served 1,773,941 access lines in its service territories.

RESULTS OF OPERATIONS

                                             Years Ended December 31,
                                         ----------------------------------
                                              1997               1996
                                         ---------------    ---------------

     Net income                          $        249.6     $        187.4

Net income for 1997 increased 33% or $62.2. The 1997 increase is primarily due to continued customer growth reflected by a 7% increase in access lines and network access minutes of use growth, offset by a reduction in toll revenues.

REVENUES AND SALES


                                                Years Ended December 31,
                                            ---------------------------------
                                                 1997               1996
                                            --------------     --------------
     Local services                         $        441.2     $        403.2
     Network access services                         427.0              378.3
     Toll services                                    93.5              117.0
     Other services and sales                        181.5              163.5
                                            --------------     --------------

       Total revenues and sales             $      1,143.2     $      1,062.0

Total revenues and sales increased 8% or $81.2 in 1997.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. In 1997, local service revenues increased 9% or $38. Revenues from enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed $13 to the increase. Access line growth of 7% generated additional revenues of $11.6 from basic local services, $4.7 from CentraNet(R) services and $6.1 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS).

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Revenues derived from network access services increased 13% or $48.7 in 1997. The 1997 increase is primarily due to a $35 growth in network access revenues associated with a 15% upswing in minutes of use. Demand for increased bandwidth services by Internet Service Providers (ISP) and other high capacity users generated an additional $15.6 of special access revenues. The increase also reflects $6.2 of higher support payments received from the National Exchange Carrier Association (NECA) and $2.6 from meet point billing arrangements. The revenue growth was partially offset by a $4.8 decline in revenues associated with the sharing provisions and rate changes relating to the Federal Communications Commission's (FCC's) 1996 and 1997 price caps. In addition, a $7.7 decrease resulted from the Company's authorization in January 1997 to operate as the Primary Toll Carrier (PTC) for certain jurisdictions in Oregon and Washington, which was offset by an increase in toll revenues.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. In 1997, toll service revenues decreased 20% or $23.5. The 1997 decrease is primarily due to lower toll revenues of $29 resulting from intraLATA toll competition, including 10XXX and 1+ presubscription, the expansion of local calling scopes, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. This decrease was partially offset by $6.1 in favorable toll settlements relating to the Company's PTC status in Oregon and Washington, as discussed above.

Other services and sales revenues increased 11% or $18 in 1997. This increase is due to growth in voice messaging and paging services of $3.4. The payphone interim compensation order (see Note 11 of the Company's consolidated financial statements included in Item 8 for more detail) increased revenue by $2.7 compared to 1996. A $1.3 increase in directory advertising, an increase in billing and collection services of $2.6 and an increase in equipment sales of $1.3 were additional factors in the overall increase in other services and sales revenue.

OPERATING COSTS AND EXPENSES

                                                      Years Ended December 31,
                                                 ---------------------------------
                                                      1997               1996
                                                 --------------     --------------
     Cost of services and sales                  $        365.7     $        372.1
     Selling, general and administrative                  148.7              149.4
     Depreciation and amortization                        201.3              204.0
                                                 --------------     --------------

       Total operating costs and expenses        $        715.7     $        725.5

Total operating costs and expenses decreased 1% or $9.8 in 1997. This decrease is primarily attributable to the impact of an $18 reserve recorded in 1996 for potential business and occupational taxes (see Other Matters for additional information) and a decrease of $6.5 relating to access charges incurred to terminate intraLATA toll calls outside the Company's territory. Increases in depreciation related to additions to plant were more than offset by a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment, resulting in a net decrease of $2.7. Partially offsetting these decreases is an increase in selling costs of $12.6 which was a result of increased sales and marketing efforts aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment. Customer demand for products and services caused material costs to increase by $5 in 1997.

OTHER (INCOME) EXPENSE


                                                                  Years Ended December 31,
                                                              ---------------------------------
                                                                   1997               1996
                                                              --------------    ---------------
     Other - net                                              $         (4.9)   $          (7.5)
     Income taxes                                                      129.8              103.8


Other - net income for 1997 is primarily due to a gain from the sale of three telephone exchanges in the state of Washington to Pend Oreille Telephone Company (see Note 3 of the Company's consolidated financial statements included in Item 8 for more detail). The 1996 gain of $7.5 represents the reversal of expired representation and warranty reserves related to certain 1994 property dispositions.

Income taxes increased 25% or $26 in 1997, reflecting an increase in pre-tax income partially offset by adjustments to prior years' tax liabilities.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Idaho, Oregon and Washington for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas, and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Oregon and Washington. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Oregon and Washington. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Oregon and Washington and additional studies in California and Idaho are expected to be filed throughout 1998.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in California, Idaho, Oregon and Washington and additional proceedings are scheduled to occur during the remainder of 1998. Separate USF proceedings to address discount rates for intrastate telecommunications services to elementary schools, secondary schools and public libraries have also begun in Oregon.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. The regulatory commissions in the states of California, Idaho, Oregon and Washington continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $6. On December 1, 1997, the FCC issued an Order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $2.1. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $11.1 paid by long distance carriers were offset by $9.5 of new per line charges and the charges paid by end-users.

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

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $2.7 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $14.5. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $2. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $5.8 to implement Local Service Provider Portability within two of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.

OTHER MATTERS

In September 1996, representatives from the Company and the state of Washington met to discuss issues identified in business and occupational tax audits covering the period from January 1, 1989 to June 30, 1992. An $18 reserve was established by the Company in 1996 as a contingency for tax payments related to these issues. These audit issues are unresolved at this time. Management believes that the Company has adequately provided for this issue in its financial statements for the year ended December 31, 1997.

Eleven separate class action lawsuits have been brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established in 1996 were adequate for the processing of all claims during 1997.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                               1997              1996              1995
-----------------------                           ------------      ------------      ------------
                                                               (Thousands of Dollars)
REVENUES AND SALES(a)
   Local services                                 $    441,260      $    403,211      $    391,068
   Network access services                             426,978           378,310           355,002
   Toll services                                        93,456           116,974           115,739
   Other services and sales                            181,482           163,485           159,611
                                                  ------------      ------------      ------------
     Total revenues and sales                        1,143,176         1,061,980         1,021,420
                                                  ------------      ------------      ------------

OPERATING COSTS AND EXPENSES(b)
   Cost of services and sales                          365,702           372,110           367,072
   Selling, general and administrative                 148,668           149,425           167,525
   Depreciation and amortization                       201,347           204,039           205,019
                                                  ------------      ------------      ------------
     Total operating costs and expenses                715,717           725,574           739,616
                                                  ------------      ------------      ------------
OPERATING INCOME                                       427,459           336,406           281,804

OTHER (INCOME) EXPENSE
   Interest - net(c)                                    52,917            52,687            54,400
   Other - net                                          (4,875)           (7,519)               --
                                                  ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                             379,417           291,238           227,404
   Income taxes                                        129,825           103,812            77,217
                                                  ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY CHARGES                    249,592           187,426           150,187
   Extraordinary charges                                    --                --          (581,167)
                                                  ------------      ------------      ------------

NET INCOME (LOSS)                                 $    249,592      $    187,426      $   (430,980)
                                                  ============      ============      ============

(a) Includes billings to affiliates of $45,138, $43,640 and $43,752 for the years 1997-1995, respectively.
(b) Includes billings from affiliates of $49,186, $54,098 and $61,631 for the years 1997-1995, respectively.
(c)  Includes interest paid to affiliates of $1,595 in 1997.






See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                              1997             1996
-----------                                                          -----------      -----------
                                                                         (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                          $     1,479      $     2,074
  Receivables, less allowances of $14,515 and $17,384                    266,422          258,275
  Inventories and supplies                                                19,570           14,361
  Other                                                                    7,833           20,493
                                                                     -----------      -----------
    Total current assets                                                 295,304          295,203
                                                                     -----------      -----------

Property, plant and equipment, net                                     1,291,980        1,190,911
Employee benefit plans                                                    92,703           72,179
Other assets                                                              14,127           12,087
                                                                     -----------      -----------
Total assets                                                         $ 1,694,114      $ 1,570,380
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities               $   111,360      $    60,879
  Accounts payable                                                        55,594           47,209
  Affiliate payables and accruals                                         45,231           46,349
  Advanced billings and customer deposits                                 25,637           25,509
  Taxes payable                                                           53,741           24,614
  Accrued interest                                                         9,245           10,602
  Accrued payroll costs                                                   19,738           25,834
  Dividends payable                                                       44,689           27,753
  Other                                                                   43,279           48,177
                                                                     -----------      -----------
    Total current liabilities                                            408,514          316,926
                                                                     -----------      -----------

  Long-term debt                                                         683,066          697,242
  Deferred income taxes                                                   50,346           45,982
  Employee benefit plans                                                  58,791           62,873
  Other liabilities                                                        7,425           25,311
                                                                     -----------      -----------
    Total  liabilities                                                 1,208,142        1,148,334
                                                                     -----------      -----------

Shareholder's equity:
  Common stock (17,920,000 shares issued)                                448,000          448,000
  Additional paid-in capital                                              57,671           57,671
  Retained deficit                                                       (19,699)         (83,625)
                                                                     -----------      -----------
    Total shareholder's equity                                           485,972          422,046
                                                                     -----------      -----------
Total liabilities and shareholder's equity                           $ 1,694,114      $ 1,570,380
                                                                     ===========      ===========




See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                          1997           1996           1995
-----------------------                                       ---------      ---------      ---------
                                                                      (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                         $ 249,592      $ 187,426      $ 150,187
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                               201,347        204,039        205,019
    Deferred income taxes                                        11,910         39,075         37,184
    Gain on disposition of assets                                (5,101)            --             --
    Provision for uncollectible accounts                         13,346         15,828         23,442
    Change in current assets and current liabilities:
      Receivables - net                                         (18,721)       (60,566)        (5,028)
      Other current assets                                       (8,315)          (529)        (2,722)
      Accrued taxes and interest                                 39,007        (18,978)       (24,593)
      Other current liabilities                                 (29,551)       (12,518)       (37,953)
    Other - net                                                 (55,499)       (32,695)        (5,407)
                                                              ---------      ---------      ---------
    Net cash from operations                                    398,015        321,082        340,129
                                                              ---------      ---------      ---------

INVESTING
     Capital expenditures                                      (276,993)      (196,986)      (208,856)
     Proceeds from sale of assets                                 7,600             --             --
     Other - net                                                  3,740          1,726             16
                                                              ---------      ---------      ---------
      Net cash used in investing                               (265,653)      (195,260)      (208,840)
                                                              ---------      ---------      ---------

FINANCING
    Long-term debt issued                                            --        171,656             --
    Long-term debt and preferred stock retired, including
           premiums paid on early retirement                    (34,705)       (11,224)      (156,028)
    Dividends                                                  (168,730)      (163,854)      (118,366)
    Increase (decrease) in short-term obligations,
           excluding current maturities                          70,478       (154,104)       168,497
    Other - net                                                      --         17,468        (10,035)
                                                              ---------      ---------      ---------
      Net cash used in financing                               (132,957)      (140,058)      (115,932)
                                                              ---------      ---------      ---------


Increase (decrease) in cash and cash equivalents                   (595)       (14,236)        15,357

Cash and cash equivalents:
  Beginning of year                                               2,074         16,310            953
                                                              ---------      ---------      ---------
  End of year                                                 $   1,479      $   2,074      $  16,310
                                                              =========      =========      =========

Cash paid during the year for:
  Interest                                                    $  52,452      $  53,030      $  59,899
                                                              ---------      ---------      ---------
  Income taxes                                                $  96,237      $  84,309      $  61,578
                                                              ---------      ---------      ---------


See Notes to Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


                                                             Additional     Retained
                                                Common        Paid-In       Earnings
                                                Stock         Capital       (Deficit)        Total
                                              ---------      ---------      ---------      ---------
                                                              (Thousands of Dollars)
Shareholders' equity, December 31, 1994       $ 448,000      $  57,687      $ 459,209      $ 964,896
Net loss                                                                     (430,980)      (430,980)
Dividends declared                                                           (126,813)      (126,813)
Premium on redemption of preferred stock,
  subject to mandatory redemption                                  (16)            --            (16)
                                              ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1995         448,000         57,671        (98,584)       407,087

Net income                                                                    187,426        187,426
Dividends declared                                                           (172,467)      (172,467)
                                              ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1996         448,000         57,671        (83,625)       422,046

Net income                                                                    249,592        249,592
Dividends declared                                                           (185,666)      (185,666)
                                              ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1997       $ 448,000      $  57,671      $ (19,699)     $ 485,972
                                              =========      =========      =========      =========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Northwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 1,773,941 access lines in the states of California, Idaho, Oregon and Washington. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GTE West Coast Incorporated. All significant intercompany amounts have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $72.3 million, $59.8 million and $56.2 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $49.2 million, $54.1 million and $61.6 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $1.6 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $45.1 million, $43.6 million and $43.8 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $573.2 million (net of tax benefits of $331.3 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                     Average Depreciable Lives
                                 -----------------------------------
   Asset Category                      Before               After
   --------------------------    --------------------    -----------
   Copper                               20-30                15
   Switching                            17-19                10
   Circuit                              11-13                8
   Fiber                                25-30                20

In addition, during 1995, the Company redeemed prior to stated maturity, $140.9 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $8 million (net of tax benefits of $4.7 million).

3.  PROPERTY REPOSITIONING

On February 28, 1997, the Company sold three telephone exchanges in the state of Washington (representing 1,800 access lines) to Pend Oreille Telephone Company for $7.6 million in cash. A pre-tax gain of $5.1 million was recorded on the sale.

4.  PREFERRED STOCK

In August 1995, the Company retired its remaining shares of preferred stock, subject to mandatory redemption, with cash from operations.

5.  COMMON STOCK

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

6.  DEBT

Long-term debt as of December 31, was as follows:

                                                                      1997            1996
                                                                   ---------------  --------------
                                                                        (Thousands of Dollars)

First mortgage bonds:
    6 1/4 % Series Q, due 1998                                     $           --   $      13,600
    7 1/8 % Series R, due 1999                                             18,000          18,000
    7 7/8 % Series U, due 2002                                                 --          20,000
    8 1/4 % Series W, due 2007                                             48,000          48,000
    8 3/4 % Series BB, due 2016                                            75,000          75,000
    6 1/8 % Series FF, due 1999                                           125,000         125,000
    9.67  % Series HH, due 2010                                            10,148          11,027

Debentures:
    7 3/8 % Series A, due 2001                                             200,000         200,000
    7 7/8 % Series B, due 2026                                             175,000         175,000

Short-term debt expected to be refinanced on a long-term basis              20,000              --
                                                                   ---------------  --------------
  Total principal amount                                                   671,148         685,627

Premium and discount - net                                                  12,800          12,494
                                                                   ---------------  --------------
  Total                                                                    683,948         698,121

Less: current maturities                                                      (882)           (879)
                                                                   ---------------  --------------

  Total long-term debt                                             $       683,066  $      697,242
                                                                   ===============  ==============


In May and October 1997, the Company redeemed prior to stated maturity, the $20 million 7 7/8% Series U first mortgage bonds and the $13.6 million 6 1/4% Series Q first mortgage bonds, respectively.

Long-term debt as of December 31, 1997 includes $20 million of short-term borrowings in the form of affiliate notes payable which the Company anticipates refinancing during 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

At December 31, 1997, the Company had an existing shelf registration statement for an additional $175 million of debentures.

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

Estimated payments of long-term debt during the next five years are: $0.9 million in 1998; $143.9 million in 1999; $0.9 million in 2000; $200.9 million in 2001; and $0.9 million in 2002.


Total short-term obligations as of December 31, were as follows:

                                                     1997         1996
                                                   --------     --------
                                                   (Thousands of Dollars)
Commercial paper - average rate 5.4%               $     --     $ 60,000
Notes payable to affiliate - average rate 6.2%      110,478           --
Current maturities of long-term debt                    882          879
                                                   --------     --------
  Total                                            $111,360     $ 60,879
                                                   ========     ========

The Company participates with other affiliates in a $1.5 billion, 364-day line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt.


7.  FINANCIAL INSTRUMENTS

At December 31, 1997, the Company had entered into forward interest rate swap agreements to hedge against changes in market interest rates on $20 million of planned long-term debt issuances expected to be completed within the next twelve months. Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model exceeded the carrying value by approximately $1 million. The estimated fair value of long-term debt as of December 31, 1996 was lower than the carrying value by approximately $3 million.

8.  INCOME TAXES

The income tax provision is as follows:

                                                             1997           1996           1995
                                                          ---------      ---------      ---------
                                                                    (Thousands of Dollars)
Current:
  Federal                                                 $ 116,348      $  59,492      $  38,272
  State                                                       1,567          5,245          1,761
                                                          ---------      ---------      ---------
                                                            117,915         64,737         40,033
                                                          ---------      ---------      ---------
Deferred:
  Federal                                                     9,623         37,983         36,659
  State                                                       3,488          2,746          4,168
                                                          ---------      ---------      ---------
                                                             13,111         40,729         40,827
                                                          ---------      ---------      ---------

Amortization of deferred investment tax credits - net        (1,201)        (1,654)        (3,643)
                                                          ---------      ---------      ---------
    Total                                                 $ 129,825      $ 103,812      $  77,217
                                                          =========      =========      =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                         1997           1996           1995
                                                                      ---------      ---------      ---------
                                                                                (Thousands of Dollars)
Amounts computed at statutory rates                                   $ 132,796      $ 101,933      $  79,574
  State and local income taxes, net of federal income tax
    benefits                                                              3,286          5,194          3,854
Amortization of deferred investment tax credits, net of federal
    income tax benefits                                                    (781)        (1,075)        (3,643)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                               --             --          3,651
  Rate differentials applied to reversing temporary differences              --             --           (972)
  Other differences - net                                                (5,476)        (2,240)        (5,247)
                                                                      ---------      ---------      ---------
Total provision                                                       $ 129,825      $ 103,812      $  77,217
                                                                      =========      =========      =========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                    1997          1996
                                                  --------      --------
                                                  (Thousands of Dollars)
Depreciation and amortization                     $ 40,094      $ 35,070
Employee benefit obligations                       (31,353)      (26,196)
Prepaid pension cost                                34,621        26,542
Investment tax credits                                 940         1,721
Other - net                                         10,846         6,101
                                                  --------      --------
  Total                                           $ 55,148      $ 43,238
                                                  ========      ========

9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:

                                                      1997           1996           1995
                                                   ---------      ---------      ---------
                                                            (Thousands of Dollars)
Benefits earned during the year                    $  10,792      $  10,583      $   9,394

Interest cost on projected benefit obligations        27,179         25,046         24,358
Return on plan assets:
  Actual                                            (116,135)       (87,174)      (103,066)
  Deferred                                            66,582         41,175         62,076
Other - net                                           (7,322)        (8,061)        (9,873)
                                                   ---------      ---------      ---------
  Net pension credit                               $ (18,904)     $ (18,431)     $ (17,111)
                                                   =========      =========      =========


The expected long-term rate-of-return on plan assets was 9% for 1997 and 1996 and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                   1997           1996
                                                ---------      ---------
                                                 (Thousands of Dollars)
Vested benefit obligations                      $ 259,968      $ 235,785
                                                =========      =========

Accumulated benefit obligations                 $ 301,978      $ 272,354
                                                =========      =========

Plan assets at fair value                       $ 705,582      $ 626,819
Less: projected benefit obligations               381,783        350,895
                                                ---------      ---------
Excess of assets over projected obligations       323,799        275,924
Unrecognized net transition asset                 (18,269)       (22,338)
Unrecognized net gain                            (212,827)      (181,407)
                                                ---------      ---------

  Net prepaid pension cost                      $  92,703      $  72,179
                                                =========      =========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                    1997           1996
                                                 -----------   -----------
Discount rate                                       7.25%         7.50%
Rate of compensation increase                       5.00%         5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                 1997          1996          1995
                                                               --------      --------      --------
                                                                       (Thousands of Dollars)
Benefits earned during the year                                $  1,735      $  2,513      $  2,305
Interest on accumulated postretirement benefit obligations        9,803        10,641        10,608
Actual return on plan assets                                     (2,597)         (584)       (1,488)
Amortization of transition obligation                             2,991         4,264         4,652
Other - net                                                         775          (616)        1,157
                                                               --------      --------      --------
  Postretirement benefit cost                                  $ 12,707      $ 16,218      $ 17,234
                                                               ========      ========      ========

The following table sets forth the plan's funded status and the accrued postretirement benefit obligations as of December 31:

                                                                       1997           1996
                                                                    ---------      ---------
                                                                     (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                          $ 106,242      $  93,471
  Fully eligible active plan participants                               5,035          4,378
  Other active plan participants                                       44,342         50,892
                                                                    ---------      ---------
Total accumulated postretirement benefit obligations                  155,619        148,741
Less: fair value of plan assets                                        35,695         24,222
                                                                    ---------      ---------
Excess of accumulated obligations over plan assets                    119,924        124,519
Unrecognized transition obligation                                    (44,867)       (67,058)
Unrecognized net gain (loss)                                          (18,878)         2,713
                                                                    ---------      ---------
  Accrued postretirement benefit obligations                        $  56,179      $  60,174
                                                                    =========      =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $1 million and the accumulated postretirement benefit obligations as of December 31, 1997, by approximately $13.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.8 million in 1997 and 1996, and $3.4 million in 1995.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                    1997             1996
                                                -----------      -----------
                                                   (Thousands of Dollars)
Land                                            $    13,488      $    12,475
Buildings                                           237,550          220,544
Plant and equipment                               2,928,551        2,757,934
Other                                               239,483          267,315
                                                -----------      -----------
  Total                                           3,419,072        3,258,268
   Accumulated depreciation                      (2,127,092)      (2,067,357)
                                                -----------      -----------
  Total property, plant and equipment - net     $ 1,291,980      $ 1,190,911
                                                ===========      ===========

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 6.0%, 6.4% and 6.7%, respectively. During 1997, depreciation was partially offset by the effects of a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in California, Idaho, Oregon and Washington. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs.

Oregon

The Company has been operating under a Primary Toll Carrier (PTC) plan in its service areas since 1994. Under this plan, the toll billed to end-users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company terminating the call based on that company's approved access charge tariff. Likewise, the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff.

Similarly, beginning in January 1997, the Company began operating as a PTC in the interstate/intraLATA jurisdictions in Oregon, and temporarily entered into a "bill and keep" billing arrangement during the period of transition from a secondary carrier in those jurisdictions to the PTC.

Since 1990, the Oregon Public Utilities Commission (OPUC) has been reviewing the cost structure of Oregon telecommunications services to determine if network elements should be unbundled to respond to emerging competition in the telecommunications markets. On July 19, 1996, the OPUC issued an order in this proceeding which ordered the unbundling of more than two hundred network elements. Pricing for the rate elements was established in the order which, in most cases, includes a contribution to joint and common costs. Tariff prices for existing bundled services were not changed by the order. On September 23, 1996, the Company filed for clarification, reconsideration and rehearing of the OPUC's order. The Company's filing is based on various unresolved legal, operational and pricing issues as well as the numerous ongoing interconnection negotiations that are in process in Oregon.

An unbundling order was reissued in the state of Oregon on November 1, 1996. As in the initial order, the prices for the unbundled network elements (UNEs) were developed for US West; however, the rates also apply to the Company. On December 16, 1996, a compliance tariff was filed that offered the unbundled services to alternative local-exchange carriers (ALECs), effective January 30, 1997. On January 21, 1997, the OPUC approved an extension of the effective date until April 2, 1997.

An order was issued on January 12, 1996 which granted the application of three ALECs, Electric Lightwave (ELI), MCI Metro and Metropolitan Fiber Systems, Inc.
(MFS), to provide service in the Company's and US West's exchanges in the greater Portland area. Subsequently, two more ALECs, AT&T Corp. (AT&T) and Teleport Communications Group (TCG), also applied for similar rulings. Eight of the Company's exchanges were designated as competitive. Interconnection is based on the same terms and conditions that incumbent LECs have used to interconnect their networks.

On January 13, and 24, and February 3, 1997, the OPUC issued its decision in the Company's arbitration with AT&T, Western Wireless and MCI, respectively, for similar local competition issues. The interim discount rates for the Company's resold services were set at 21% for AT&T, 18.81% (9.405% for volume discount) for Western Wireless and 15.9% (7.95% for volume discount) for MCI. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OPUC's arbitration determinations.

On September 30, 1997, the OPUC opened an earnings investigation docket. The Company has provided information to assist in the investigation but does not plan to make a revenue proposal until the second quarter of 1998 at the earliest. Any potential revenue impact is unknown at this time.

Washington

The Washington Utility and Transportation Commission (WUTC) issued orders in 1996 setting the structure for local interconnection and competition between LECs and competitive local-exchange carriers (CLECs). The orders established an interim "bill and keep" compensation for local interconnection and interim number portability via call forwarding at a discounted price. The FCC order for permanent number portability requires implementation in the Seattle area by May 15, 1998 and the Portland area by June 30, 1998.

The Company has received WUTC approval of interconnection agreements with 13 CLEC and wireless carriers. The approval of two other carriers is pending. Agreements with AT&T, MCI and Sprint resulted from WUTC arbitration proceedings. The interim discount rates for the Company's resold services were set in the arbitrations at 18.81%, 16.63% and 13.03%, respectively. The Company has filed a lawsuit in the U.S. District Court challenging portions of the WUTC's arbitration determinations.

On November 2, 1996, the WUTC opened a generic cost docket to develop a cost methodology and establish permanent rates for interconnection, UNEs, resale and number portability. Phase I hearings were held in July 1997. Briefs were filed in August and the comment period was extended through February 1998. A decision is expected in April 1998. Phase I will have no revenue impact since this docket is addressing the adoption of an appropriate cost model.

The Company has been operating under a PTC plan for intraLATA toll calls in Washington since 1993. Effective January 1, 1997, the Company began operating as a PTC in the interstate/intraLATA jurisdictions and temporarily entered into a "bill and keep" billing arrangement during the period of transition from a secondary carrier in those jurisdictions to the PTC.

California

On December 29, 1995, GTE West Coast Incorporated filed a proposal with the California Public Utilities Commission (CPUC) to restructure certain rates in compliance with an order from the CPUC that all small LECs file by the end of that year. The Company requested a return on equity (ROE) of 13.36% and a rate-of-return (ROR) of 11.30%. On April 23, 1997, the CPUC issued its decision adopting an authorized ROR of 10.0% which equates to an 11.16% ROE. Accordingly, the Company was required to reduce rates via surcredit with an annual revenue impact of $0.3 million.

INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula, and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $6 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $2.1 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $11.1 million paid by long distance carriers were offset by $9.5 million of new per line charges and charges paid by end-users.

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

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $2.7 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1997-1995 under various arrangements and amounted to $135.6 million, $126.0 million and $133.4 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $12.4 million, $12.9 million and $12.3 million in 1997-1995, respectively. Minimum rental commitments for noncancelable leases through 2002 do not exceed $2.1 million annually and aggregate $3.2 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of GTE Northwest Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Northwest Incorporated (a Washington corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997, as set forth on pages 12 through 15 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Northwest Incorporated and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP
Dallas, Texas
January 26, 1998

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - See GTE Northwest Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1997-1995 (as required):

                  II - Valuation and Qualifying Accounts

   Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

   (3)    Exhibits - Included in this report or incorporated by reference.

          2.1* Agreement of Merger dated November 18, 1992 between Contel of the Northwest Inc. and GTE Northwest Incorporated (Exhibit
                2.1 of the 1993 Form 10-K, File No. 0-2908)

          3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

          3.2*  Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No.
                0-2908)

          4.1* Indenture dated as of April 1, 1994 between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909)

          4.2* First Supplemental Indenture dated as of May 1, 1996 between GTE Northwest Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association) (Exhibit
                4.3 of the Company's Registration Statement on Form S-3, File No. 333-2839)

          10.1* Material Contracts - Agreements between GTE and Certain
                Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 0-2908)

          10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          23    Consent of Independent Public Accountants

          27    Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Northwest Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------------
        Column A                       Column B               Column C                   Column D       Column E
--------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                     -----------------------------
                                                                                        Deductions
                                       Balance at                     Charged              from
                                       Beginning    Charged to     (Credited) to        Reserves      Balance at
       Description                      of Year       Income        Other Accounts       (Note 1)     Close of Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1997                   $17,384     $   13,346     $       16,728(2)  $      32,943     $14,515
                                        =======     ==========     ==============     =============     =======

    December 31, 1996                   $13,268     $   15,828     $       15,855(2)  $      27,567     $17,384
                                        =======     ==========     ==============     =============     =======

    December 31, 1995                   $ 7,745     $   23,442     $       21,716(2)  $      39,635     $13,268
                                        =======     ==========     ==============     =============     =======

Accrued restructuring costs for the
    years ended:


    December 31, 1996                   $64,315     $       --     $      (15,778)(3) $      48,537     $    --
                                        =======     ==========     ==============     =============     =======

    December 31, 1995                   $99,544     $       --     $           --     $      35,229     $64,315
                                        =======     ==========     ==============     =============     =======






NOTES:


(1)   Charges for which reserve was created.
(2)   Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GTE NORTHWEST INCORPORATED
                                           ---------------------------------
                                                       (Registrant)

Date  March 26, 1998                     By   /s/   Eileen O'Neill Odum
      ----------------------               ---------------------------------
                                                    Eileen O'Neill Odum
                                                         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Eileen O'Neill Odum                 President                               March 26, 1998
----------------------------             (Principal Executive Officer)
Eileen O'Neill Odum


/s/  Gerald K. Dinsmore                  Senior Vice President - Finance         March 26, 1998
----------------------------             and Planning
Gerald K. Dinsmore                       (Principal Financial Officer)


/s/  William M. Edwards, III             Vice President - Controller             March 26, 1998
----------------------------             (Principal Accounting Officer)
William M. Edwards, III


/s/  John C. Appel                       Director                                March 26, 1998
----------------------------
John C. Appel


/s/  Mateland L. Keith, Jr.              Director                                March 26, 1998
----------------------------
Mateland L. Keith, Jr.


/s/  Lawrence R. Whitman                 Director                                March 26, 1998
----------------------------
Lawrence R. Whitman

EXHIBIT INDEX


     Exhibit
      Number                                        Description
-------------------        ----------------------------------------------------------------------------
       10.2                Material Contracts - Separation Agreement between GTE and Richard M. Cahill

        12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                 Consent of Independent Public Accountants

        27                 Financial Data Schedule