Form 10-Q
period 1998-03-31
GTE NORTHWEST INC
filed 1998-05-14
CIK 40877

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                  March 31, 1998

                                       or

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

                                                            YES   X     NO
                                                                ------     ----

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     1998             1997
                                                  -----------      -----------
                                                     (Thousands of Dollars)
 REVENUES AND SALES
   Local services                                 $   114,888      $   107,652
   Network access services                            123,351           97,555
   Toll services                                       15,302           28,171
   Other services and sales                            35,219           30,371
                                                  -----------      -----------
    Total revenues and sales                          288,760          263,749
                                                  -----------      -----------


 OPERATING COSTS AND EXPENSES
   Cost of services and sales                          97,888           89,331
   Selling, general and administrative                 40,747           37,563
   Depreciation and amortization                       51,390           53,719
                                                  -----------      -----------
    Total operating costs and expenses                190,025          180,613
                                                  -----------      -----------

 OPERATING INCOME                                      98,735           83,136

 OTHER (INCOME) EXPENSE
   Interest - net                                      13,925           13,497
   Gain on disposition of assets                         --             (5,101)
                                                  -----------      -----------
 INCOME BEFORE INCOME TAXES                            84,810           74,740
   Income taxes                                        33,527           26,673
                                                  -----------      -----------
 INCOME BEFORE EXTRAORDINARY CHARGE                    51,283           48,067
   Extraordinary charge                                (3,100)            --
                                                  -----------      -----------
 NET INCOME                                       $    48,183      $    48,067
                                                  ===========      ===========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------
          Net income                                      $  48.2       $  48.1

Net income for 1998 includes an extraordinary after-tax charge of $3.1 related to the early retirement of debt. Excluding this charge, net income increased 7% or $3.2 for the three months ended March 31, 1998, compared to the same period in 1997. An increase in network access service revenue was partially offset by a decline in toll service revenue and an increase in operating costs and expenses.

REVENUES AND SALES

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
          Local services                                $   114.9     $   107.6
          Network access services                           123.4          97.5
          Toll services                                      15.3          28.2
          Other services and sales                           35.2          30.4
                                                        ---------     ---------
           Total revenues and sales                     $   288.8     $   263.7

Total revenues and sales increased 10% or $25.1 for the three months ended March 31, 1998, compared to the same period in 1997.

Local service revenues increased 7% or $7.3 for the three months ended March 31, 1998, compared to the same period in 1997. The number of access lines increased 7% which generated $3.6 of additional revenues from basic local services, $0.8 from CentraNet(R) and $1.5 from Integrated Services Digital Network (ISDN) and Digital Channel Service (DCS). Revenues from enhanced custom calling features, such as SmartCall(R) and CLASS(R) services, contributed an additional $2.6 to the increase.

Network access service revenues increased 27% or $25.9 for the three months ended March 31, 1998, compared to the same period in 1997. Minutes of use increased 14% for the three months ended March 31, 1998, which generated $8.1 of additional revenues. The increase also reflects $4.1 of higher support payments received from the National Exchange Carrier Association (NECA) and the effect of reserves established in the first quarter of 1997 for the sharing provisions of the Federal Communications Commission's (FCC's) 1996 and 1997 price caps of $5.7. Special access revenues grew $6.6 due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. Offsetting these increases was a decrease of $1.3 resulting from the impact of interstate access rate reductions from the 1997 FCC price cap. In 1997, the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created a structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, these changes resulted in a $2 decrease in network access revenues during the first quarter of 1998.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Toll service revenues decreased 46% or $12.9 for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is attributable to lower toll volumes resulting from the expansion of local calling areas and intraLATA (local access transport area) competition, including 10XXX and 1+ presubscription. Additionally, the impacts of optional discount calling plans and peak/off-peak tariff reductions contributed to the decline.

Other services and sales revenues increased 16% or $4.8 for the three months ended March 31, 1998, compared to the same period in 1997. The increase is attributable to a $2.2 increase in equipment sales, a $1.1 increase in voice messaging services and a $1.2 increase in revenues resulting from the FCC's order on payphone compensation.

OPERATING COSTS AND EXPENSES

                                                                  Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                 1998          1997
                                                              ---------     ---------
          Cost of services and sales                          $    97.9     $    89.3
          Selling, general and administrative                      40.7          37.6
          Depreciation and amortization                            51.4          53.7
                                                              ---------     ---------
             Total operating costs and expenses               $   190.0     $   180.6

Total operating costs and expenses increased 5% or $9.4 for the three months ended March 31, 1998, compared to the same period in 1997. The increase is primarily attributable to $6 in charges related to the implementation of the FCC's local number portability requirements and increased selling costs of $3.2 resulting from increased sales and marketing efforts aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment. These increases were partially offset by a $2.3 decrease in depreciation expense, primarily due to a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment which became effective in the fourth quarter of 1997.

OTHER (INCOME) EXPENSE

                                                          Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         1998          1997
                                                       ---------     ---------
          Gain on disposition of assets                $    --       $    (5.1)
          Income taxes                                      33.5          26.7
          Extraordinary charge                               3.1          --

In the first quarter of 1997, the Company recorded a $5.1 pre-tax gain on the sale of three telephone exchanges in the state of Washington (representing 1,800 access lines).

Income taxes increased 25% or $6.8 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to a corresponding increase in pre-tax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

The FCC order for permanent local number portability implementation was postponed in the Seattle, Washington area to August 1998 and in the Portland, Oregon area to October 1998.

The Company has received approval from the Washington Utility and Transportation Commission (WUTC) on interconnection agreements with 19 competitive local-exchange carriers (CLECs) and wireless carriers. The approval of one other carrier is pending. The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the WUTC's Phase II proceeding in its generic cost docket.

The WUTC issued a decision on the generic cost docket on April 16, 1998 but a model was not chosen. Instead, costs were adopted to establish price floors for unbundled network elements (UNEs). The Company filed an avoided cost study on May 11, 1998 and was directed by the WUTC to file a non-recurring cost study by May 18, 1998. The Company was ordered to file tariffs by May 18, 1998 to implement Phase II pricing based on the costs established in this order. Phase II pricing of this proceeding is expected to begin on May 18, 1998.

RECENT DEVELOPMENTS

In April 1998, the Company's parent, GTE, announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 - $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

In its April 2, 1998 filing on Form 8-K, GTE, the Company's parent, stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                    1998             1997
                                                                 -----------      -----------
                                                                    (Thousands of Dollars)
 ASSETS
 Current assets:
   Cash and cash equivalents                                     $       436      $     1,479
   Receivables, less allowances of $13,679 and $14,515               261,140          266,422
   Inventories and supplies                                           19,920           19,570
   Prepaid insurance and other                                        15,429            7,833
                                                                 -----------      -----------
    Total current assets                                             296,925          295,304
                                                                 -----------      -----------

 Property, plant and equipment, at cost                            3,475,804        3,419,072
   Accumulated depreciation                                       (2,165,092)      (2,127,092)
                                                                 -----------      -----------
    Total property, plant and equipment, net                       1,310,712        1,291,980

 Prepaid pension costs and other assets                              112,420          106,830
                                                                 -----------      -----------
 Total assets                                                    $ 1,720,057      $ 1,694,114
                                                                 ===========      ===========

 LIABILITIES AND SHAREHOLDER'S EQUITY
 Current liabilities:
   Short-term obligations, including current maturities          $   125,882      $       882
   Notes payable to affiliates                                        42,015          110,478
   Accounts payable                                                  117,572          100,825
   Taxes payable                                                      82,648           53,741
   Accrued interest                                                   11,772            9,245
   Accrued payroll costs                                              21,183           19,738
   Dividends payable                                                  56,523           44,689
   Other                                                              67,208           68,916
                                                                 -----------      -----------
    Total current liabilities                                        524,803          408,514
                                                                 -----------      -----------


   Long-term debt                                                    593,347          683,066
   Deferred income taxes                                              56,654           50,346
   Employee benefit plans                                             59,836           58,791
   Other liabilities                                                   7,785            7,425
                                                                 -----------      -----------
    Total liabilities                                              1,242,425        1,208,142
                                                                 -----------      -----------


 Shareholder's equity:
   Common stock (17,920,000 shares issued)                           448,000          448,000
   Additional paid-in capital                                         57,671           57,671
   Retained deficit                                                  (28,039)         (19,699)
                                                                 -----------      -----------
    Total shareholder's equity                                       477,632          485,972
                                                                 -----------      -----------
 Total liabilities and shareholder's equity                      $ 1,720,057      $ 1,694,114
                                                                 ===========      ===========





See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           1998            1997
                                                                        ----------      ----------
                                                                          (Thousands of Dollars)
 OPERATIONS
   Net income before extraordinary charge                               $   51,283      $   48,067
   Adjustments to reconcile income before extraordinary charge to net cash from operations:
    Depreciation and amortization                                           51,390          53,719
    Deferred income taxes                                                    7,437           2,917
    Gain on disposition of assets                                             --            (5,101)
    Provision for uncollectible accounts                                     3,573           4,365
    Changes in current assets and current liabilities                       37,395          71,347
    Other - net                                                               (801)         (2,678)
                                                                        ----------      ----------
    Net cash from operations                                               150,277         172,636
                                                                        ----------      ----------


 INVESTING
   Capital expenditures                                                    (67,994)        (44,712)
   Proceeds from sale of assets                                               --             7,600
   Other - net                                                                (574)            233
                                                                        ----------      ----------
    Net cash used in investing                                             (68,568)        (36,879)
                                                                        ----------      ----------


 FINANCING
   Long-term debt retired, including premiums paid
      on early retirement                                                 (144,600)           --
   Dividends                                                               (44,689)        (27,753)
   Increase (decrease) in short-term obligations,
      excluding current maturities                                         106,537         (58,700)
                                                                        ----------      ----------
    Net cash used in financing                                             (82,752)        (86,453)
                                                                        ----------      ----------

 Increase (decrease) in cash and cash equivalents                           (1,043)         49,304

 Cash and cash equivalents:
   Beginning of period                                                       1,479           2,074
                                                                        ----------      ----------
   End of period                                                        $      436      $   51,378
                                                                        ==========      ==========





See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION:

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

       Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)    EXTRAORDINARY CHARGE:

       During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)    DEBT:

       Long-term debt as of March 31, 1998 includes $195 million of short-term borrowings in the form of affiliate notes payable which the Company anticipates refinancing during the second quarter of 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(4)    RECENT ACCOUNTING PRONOUNCEMENT:

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1.

GTE Northwest Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits required by Item 601 of Regulation S-K.

           12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

           27   Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the first quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GTE Northwest Incorporated
                                                 ------------------------------
                                                         (Registrant)

Date:   May 14, 1998                             /s/    Stephen L. Shore
      -------------------                        ------------------------------
                                                        Stephen L. Shore
                                                           Controller
                                                 (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                 Description
  -----------   ---------------------------------------------------------------
        12      Statement re: Calculation of the Consolidated Ratio of Earnings
                to Fixed Charges


        27      Financial Data Schedule