Form 10-Q
period 1998-06-30
GTE NORTHWEST INC
filed 1998-08-13
CIK 40877

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number               0-2908

                           GTE NORTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WASHINGTON                                    91-0466810
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

              600 Hidden Ridge,                           75038
               Irving, Texas
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code      972-718-5600

             (Former name, former address and former fiscal year, if
                           changed since last report)

The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]    NO [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended          Six Months Ended
                                                   June 30,                    June 30,
                                            -----------------------     ------------------------
                                               1998          1997          1998           1997
                                            ---------     ---------     ---------      ---------
                                                           (Thousands of Dollars)
REVENUES AND SALES
   Local services                           $ 115,087     $ 107,775     $ 229,975      $ 215,427
   Network access services                    112,531       105,545       235,882        203,100
   Toll services                               13,787        27,806        29,089         55,977
   Other services and sales                    34,088        28,355        69,307         58,726
                                            ---------     ---------     ---------      ---------

     Total revenues and sales                 275,493       269,481       564,253        533,230
                                            ---------     ---------     ---------      ---------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                  85,929        86,851       183,817        176,182
   Selling, general and administrative         45,325        38,005        86,072         75,568
   Depreciation and amortization               53,718        52,919       105,108        106,638
                                            ---------     ---------     ---------      ---------

     Total operating costs and expenses       184,972       177,775       374,997        358,388
                                            ---------     ---------     ---------      ---------

OPERATING INCOME                               90,521        91,706       189,256        174,842

OTHER (INCOME) EXPENSE
   Interest - net                              12,833        13,615        26,758         27,112
   Gain on disposition of assets                   --            --            --         (5,101)
   Other - net                                      1           226             1            226
                                            ---------     ---------     ---------      ---------

INCOME BEFORE INCOME TAXES                     77,687        77,865       162,497        152,605
   Income taxes                                26,070        27,852        59,597         54,525
                                            ---------     ---------     ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE             51,617        50,013       102,900         98,080
   Extraordinary charge                            --            --        (3,100)            --
                                            ---------     ---------     ---------      ---------

NET INCOME                                  $  51,617     $  50,013     $  99,800      $  98,080
                                            =========     =========     =========      =========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                 Six Months Ended
                                                     June 30,
                                          --------------------------------
                                              1998              1997
                                          --------------    --------------
         Net income                       $         99.8    $         98.1

Net income includes an extraordinary after-tax charge of $3.1 related to the early retirement of debt. Excluding this charge, net income increased 5% or $4.8 for the six months ended June 30, 1998, compared to the same period in 1997. The increase is largely the result of higher revenues from local and network access services, partially offset by lower toll service revenues and higher operating expenses.


REVENUES AND SALES

                                            Six Months Ended
                                               June 30,
                                        -----------------------
                                          1998          1997
                                        ---------     ---------
         Local services                 $   230.0     $   215.4
         Network access services            235.9         203.1
         Toll services                       29.1          56.0
         Other services and sales            69.3          58.7
                                        ---------     ---------

           Total revenues and sales     $   564.3     $   533.2

Total revenues and sales increased 6% or $31.1 during the first half of 1998, compared to the same period in 1997.

Local service revenues increased 7% or $14.6 through the first six months of 1998, compared to the same period in 1997. The number of access lines increased 7% which generated $6.3 of additional revenues from basic local services, $3.3 from CentraNet(R) and $2 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS).

Network access service revenues increased 16% or $32.8 for the six months ended June 30, 1998, compared to the same period in 1997. Minutes of use increased 13%, which generated $15.3 of additional revenues. Special access revenues grew $11.6 due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. Additionally, the effect of reserves established in the first quarter of 1997 for the sharing provisions of the Federal Communications Commission's (FCC's) 1996 and 1997 price caps contributed $7.2 to the year-to-date increase. Offsetting these increases was a decrease of $2.6 resulting from the impact of interstate access rate reductions from the 1997 FCC price cap. Also, in 1997 the FCC ordered significant changes that altered the structure of access charges

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


collected by the Company. These changes, effective January 1, 1998, resulted in a $6.4 decrease in network access revenues during the first six months of 1998.

Toll service revenues decreased 48% or $26.9 for the six months ended June 30, 1998, compared to the same period in 1997. The decrease is primarily due to lower toll volumes resulting from the expansion of local calling areas and intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription. Additionally, the impacts of optional discount calling plans and peak/off-peak tariff reductions contributed to the decline.

Other services and sales increased 18% or $10.6 through the first six months of 1998, compared to the same period in 1997. The increase is primarily attributable to a $5.5 increase in equipment sales, a $2 increase in revenues resulting from the FCC's order increasing payphone compensation from interexchange carriers and a $1.5 increase in voice messaging services.


OPERATING COSTS AND EXPENSES

                                                             Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1998          1997
                                                         ---------     ---------
       Cost of services and sales                        $   183.8     $   176.2
       Selling, general and administrative                    86.1          75.6
       Depreciation and amortization                         105.1         106.6
                                                         ---------     ---------

       Total operating costs and expenses                $   375.0     $   358.4

Total operating costs and expenses increased 5% or $16.6 through the first half of 1998, compared to the same period in 1997. The increase is primarily attributable to increased labor and benefit costs of $6.8. Additional factors include an increase of $3.8 in switch software right-to-use fees and increased selling costs of $3.3 resulting from increased sales and marketing efforts aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment. These increases were partially offset by a $1.5 decrease in depreciation expense, primarily due to a reduction in depreciation rates to reflect higher net salvage values, which became effective in the fourth quarter of 1997, related to certain telephone plant and equipment.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OTHER (INCOME) EXPENSE

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
         Gain on disposition of assets                  $      --     $    (5.1)
         Income taxes                                        59.6          54.5
         Extraordinary charge                                 3.1            --

In the first quarter of 1997, the Company recorded a $5.1 pre-tax gain on the sale of three telephone exchanges in the state of Washington (representing 1,800 access lines).

Income taxes increased 9% or $5.1 for the six months ended June 30, 1998, compared to the same period in 1997, primarily due to a corresponding increase in pre-tax income.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $6. In 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $2.1 annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $11.1 paid by long distance carriers were offset by $9.5 of new per line charges and the charges paid by end-users. Effective July 1, 1998, access charges were increased by $4.3 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. The Company's parent, GTE, and numerous other parties have challenged the FCC's decision before the U.S.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC, the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

The FCC order for permanent local number portability implementation was postponed in the Seattle, Washington area to August 1998 and in the Portland, Oregon area to October 1998.

GTE Northwest Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


State Regulatory Developments

A settlement agreement was reached with the Oregon Public Utilities Commission
(OPUC) on the September 30, 1997 earnings investigation docket which will reduce rates $25 annually. The agreement is expected to be approved by the OPUC by September 1, 1998. The rate reductions, if approved, will be effective October 1, 1998 and will impact all customer classes.

The Company has received approval from the Washington Utility and Transportation Commission (WUTC) on interconnection agreements with nineteen competitive local-exchange carriers and wireless carriers. The approval of one other carrier is pending. The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the WUTC's Phase II proceeding in its generic cost docket.

The WUTC issued a decision on the generic cost docket on April 16, 1998, but a model was not chosen. Instead, costs were adopted to establish price floors for unbundled network elements (UNEs). The Company filed an avoided cost study and a non-recurring cost study in May 1998. A decision on the pricing aspect of the Phase II proceeding is expected in the first quarter of 1999.


RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,        December 31,
                                                              1998             1997
                                                           -----------      -----------
                                                               (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                $       454      $     1,479
  Receivables, less allowances of $12,875 and $14,515          193,418          266,422
  Inventories and supplies                                      19,095           19,570
  Prepaid insurance and other                                    8,482            7,833
                                                           -----------      -----------
    Total current assets                                       221,449          295,304
                                                           -----------      -----------
Property, plant and equipment, at cost                       3,546,098        3,419,072
  Accumulated depreciation                                  (2,198,661)      (2,127,092)
                                                           -----------      -----------
    Total property, plant and equipment, net                 1,347,437        1,291,980
                                                           -----------      -----------
Prepaid pension costs and other assets                         118,495          106,830
                                                           -----------      -----------
    Total assets                                           $ 1,687,381      $ 1,694,114
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $   125,882      $       882
  Notes payable to affiliates                                   71,395          110,478
  Accounts payable                                              86,907          100,825
  Taxes payable                                                 61,374           53,741
  Accrued interest                                               7,751            9,245
  Accrued payroll costs                                         17,071           19,738
  Dividends payable                                             56,196           44,689
  Other                                                         69,402           68,916
                                                           -----------      -----------
    Total current liabilities                                  495,978          408,514
                                                           -----------      -----------
  Long-term debt                                               591,139          683,066
  Deferred income taxes                                         67,762           50,346
  Employee benefit plans                                        50,971           58,791
  Other liabilities                                              8,478            7,425
                                                           -----------      -----------
    Total liabilities                                        1,214,328        1,208,142
                                                           -----------      -----------
Shareholder's equity:
  Common stock (17,920,000 shares issued)                      448,000          448,000
  Additional paid-in capital                                    57,671           57,671
  Retained deficit                                             (32,618)         (19,699)
                                                           -----------      -----------
    Total shareholder's equity                                 473,053          485,972
                                                           -----------      -----------
    Total liabilities and shareholder's equity             $ 1,687,381      $ 1,694,114
                                                           ===========      ===========




See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  June 30,
                                                           ------------------------
                                                              1998           1997
                                                           ---------      ---------
                                                            (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                       $ 102,900      $  98,080
  Adjustments to reconcile income before extraordinary
  charge to net cash from operations:
    Depreciation and amortization                            105,108        106,638
    Deferred income taxes                                     20,788          6,033
    Gain on disposition of assets                                 --         (5,101)
    Provision for uncollectible accounts                       9,442          7,770
    Changes in current assets and current liabilities         47,356         43,046
    Other - net                                              (18,810)       (23,813)
                                                           ---------      ---------
    Net cash from operations                                 266,784        232,653
                                                           ---------      ---------
INVESTING
  Capital expenditures                                      (156,214)      (113,972)
  Proceeds from disposition of assets                             --          9,901
  Other - net                                                   (574)            --
                                                           ---------      ---------
    Net cash used in investing                              (156,788)      (104,071)
                                                           ---------      ---------
FINANCING
  Long-term debt issued                                      173,874             --
  Long-term debt retired, including premiums paid
    on early retirement                                     (144,600)       (20,223)
  Dividends                                                 (101,212)       (77,753)
  Increase (decrease) in short-term obligations,
    excluding current maturities                             (39,083)        31,752
                                                           ---------      ---------
    Net cash used in financing                              (111,021)       (66,224)
                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents              (1,025)        62,358

Cash and cash equivalents
  Beginning of period                                          1,479          2,074
                                                           ---------      ---------
  End of period                                            $     454      $  64,432
                                                           =========      =========




See Notes to Condensed Consolidated Financial Statements.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      EXTRAORDINARY CHARGE:

         During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)      DEBT:

         In compliance with Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced" (FAS 6), long-term debt as of June 30, 1998 includes $20 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

         In May 1998, the Company issued $175 million of 6.30% Series C Debentures, due 2010. The net proceeds were applied toward the repayment of short-term borrowings in connection with the redemption of long-term debt in the first quarter of 1998 prior to stated maturity. Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

GTE Northwest Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      RECENT ACCOUNTING PRONOUNCEMENTS:

         Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE Northwest Incorporated and Subsidiary

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27  Financial Data Schedule

     (b) The Company filed a report on Form 8-K, dated May 19, 1998, under Item 7 "Financial Statements and Exhibits". No financial statements were filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE Northwest Incorporated
                                         ---------------------------------------
                                                     (Registrant)

Date:    August 13, 1998                        /s/ Stephen L. Shore
      ---------------------              ---------------------------------------
                                                    Stephen L. Shore
                                                      Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
  Number                          Description
---------    -------------------------------------------------------------------
   12        Statement re: Calculation of the Consolidated Ratio of Earnings to
             Fixed Charges

   27        Financial Data Schedule