Form 10-Q
period 1998-09-30
GTE NORTHWEST INC
filed 1998-11-12
CIK 40877

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______


                          Commission File Number 0-2908


                           GTE NORTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         WASHINGTON                                     91-0466810
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas              75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000


                600 Hidden Ridge, HQE04B12 - Irving, Texas 75038
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                                YES  [X]      NO  [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                  --------------------     --------------------
                                                    1998         1997        1998         1997
                                                  -------      -------     -------      -------
                                                             (Dollars in Millions)
REVENUES AND SALES
   Local services                                 $ 116.1      $ 112.3     $ 346.0      $ 327.7
   Network access services                          119.6        111.9       355.5        315.0
   Toll services                                     13.0         21.2        42.1         77.2
   Other services and sales                          52.4         51.0       121.8        109.7
                                                  -------      -------     -------      -------
      Total revenues and sales                      301.1        296.4       865.4        829.6
                                                  -------      -------     -------      -------
OPERATING COSTS AND EXPENSES
   Cost of services and sales                        90.9         89.1       274.7        265.3
   Selling, general and administrative               45.1         39.2       131.2        114.8
   Depreciation and amortization                     51.5         53.7       156.6        160.3
                                                  -------      -------     -------      -------
      Total operating costs and expenses            187.5        182.0       562.5        540.4
                                                  -------      -------     -------      -------
OPERATING INCOME                                    113.6        114.4       302.9        289.2

OTHER (INCOME) EXPENSE
   Interest - net                                    15.7         12.7        42.5         39.8
   Other - net                                       (0.2)        --          (0.2)        (4.9)
                                                  -------      -------     -------      -------
INCOME BEFORE INCOME TAXES                           98.1        101.7       260.6        254.3
   Income taxes                                      36.2         36.5        95.8         91.0
                                                  -------      -------     -------      -------
INCOME BEFORE EXTRAORDINARY CHARGE                   61.9         65.2       164.8        163.3
   Extraordinary charge                              --           --          (3.1)        --
                                                  -------      -------     -------      -------
NET INCOME                                        $  61.9      $  65.2     $ 161.7      $ 163.3
                                                  =======      =======     =======      =======











Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                September 30,  December 31,
                                                                     1998          1997
                                                               --------------  ------------
                                                                   (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                                    $      0.4    $      1.5
    Receivables, less allowances
      of $14.4 and $14.5                                              199.9         260.6
    Accounts receivable from affiliates                                 5.3           5.8
    Inventories and supplies                                           18.0          19.6
    Other                                                               8.0           7.8
                                                                 ----------    ----------
       Total current assets                                           231.6         295.3
                                                                 ----------    ----------


Property, plant and equipment, at cost                              3,600.4       3,419.1
Accumulated depreciation                                           (2,235.4)     (2,127.1)
                                                                 ----------    ----------
       Total property, plant and equipment, net                     1,365.0       1,292.0
                                                                 ----------    ----------


Prepaid pension costs                                                 109.0          92.7
Other assets                                                           15.5          14.1
                                                                 ----------    ----------

Total assets                                                     $  1,721.1    $  1,694.1
                                                                 ==========    ==========
















The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                         September 30,        December 31,
                                                            1998                 1997
                                                       ----------------    ----------------
                                                               (Dollars in Millions)

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Notes payable to affiliate, including
      current maturities of long-term debt             $          114.9    $          111.4
    Accounts payable                                               45.0                55.6
    Affiliate payables                                             48.8                45.2
    Taxes payable                                                  42.6                53.7
    Accrued interest                                               15.3                 9.3
    Accrued payroll costs                                          22.6                19.7
    Dividends payable                                              35.5                44.7
    Deferred income taxes                                          14.8                 4.8
    Other                                                          53.6                64.1
                                                       ----------------    ----------------

       Total current liabilities                                  393.1               408.5
                                                       ----------------    ----------------


Long-term debt                                                    670.3               683.1
Deferred income taxes                                              98.4                50.3
Deferred employee benefit obligations                              51.8                58.8
Other liabilities                                                   8.0                 7.4
                                                       ----------------    ----------------

       Total liabilities                                        1,221.6             1,208.1
                                                       ----------------    ----------------


Shareholder's equity
    Common stock (17,920,000 shares issued)                       448.0               448.0
    Additional paid-in capital                                     57.7                57.7
    Retained deficit                                               (6.2)              (19.7)
                                                       ----------------    ----------------

       Total shareholder's equity                                 499.5               486.0
                                                       ----------------    ----------------

Total liabilities and shareholder's equity             $        1,721.1    $        1,694.1
                                                       ================    ================









The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                       1998           1997
                                                                                     ----------    ----------
                                                                                      (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                                               $    164.8    $    163.3
    Adjustments to reconcile income before extraordinary charge to net cash from operations:
         Depreciation and amortization                                                    156.6         160.3
         Deferred income taxes                                                             58.1          (0.5)
         Gain on disposition of assets                                                     --            (5.1)
         Provision for uncollectible accounts                                              13.5          12.6
         Changes in current assets and current liabilities                                 26.7           5.7
         Other - net                                                                       76.7         (31.6)
                                                                                     ----------    ----------
       Net cash from operations                                                           496.4         304.7
                                                                                     ----------    ----------
INVESTING
    Capital expenditures                                                                 (225.5)       (184.2)
    Other - net, including proceeds from disposition of assets                              0.2          11.4
                                                                                     ----------    ----------
       Net cash used in investing                                                        (225.3)       (172.8)
                                                                                     ----------    ----------
FINANCING
    Long-term debt issued                                                                 173.9          --
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                                        (145.5)        (21.1)
    Dividends                                                                            (157.4)       (120.5)
    Decrease in short term obligations, excluding current
       maturities                                                                          --           (60.0)
    Change in affiliate notes                                                            (141.5)         69.5
    Other - net                                                                            (1.7)         --
                                                                                     ----------    ----------
       Net cash used in financing                                                        (272.2)       (132.1)
                                                                                     ----------    ----------

Decrease in cash and cash equivalents                                                      (1.1)         (0.2)

Cash and cash equivalents:
    Beginning of period                                                                     1.5           2.1
                                                                                     ----------    ----------
    End of period                                                                    $      0.4    $      1.9
                                                                                     ==========    ==========






The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

GTE Northwest Incorporated (the Company) is incorporated under the laws of the State of Washington and is a subsidiary of GTE Corporation (GTE).

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

NOTE 2.  EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

NOTE 3.  DEBT

In May 1998, the Company issued $175 million of 6.30% Series C Debentures, due 2010. The net proceeds were applied toward the repayment of short-term borrowings in connection with the redemption of long-term debt in the first quarter of 1998 prior to stated maturity. Net proceeds were also used to finance the Company's construction program and for general corporate purposes. The Company recognized an interest rate hedge loss of approximately $1.7 million on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated refinanced debt.

In compliance with Statement of Financial Accounting Standards (SFAS) No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," long-term debt as of September 30, 1998 includes $100 million of short-term borrowings in the form of affiliate notes payables. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In October 1998, the Company issued $200 million of 5.55% Series D Debentures, due 2008. Net proceeds were used to repay short-term borrowings and for general corporate purposes.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the consolidated results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

NOTE 5.   PROPERTY REPOSITIONING

In April 1998, GTE announced its intention to reposition non-strategic access lines, including some access lines in the states served by the Company. These lines generally exhibit slower growth characteristics and do not earn their cost of capital. Many of these lines are in markets where the Company is facing competitors who have regulatory advantages in the areas of access pricing and Universal Service Fund Subsidies. Specifically, access lines in the state of California have been identified for purchase or trade. The identified assets constituted approximately 1% of both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 2% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operation

RESULTS OF OPERATIONS
(Dollars in Millions)                                       Nine Months Ended
                                                             September 30,
                                                       -------------------------      Increase       Percent
                                                           1998           1997       (Decrease)      Change
                                                       ----------     ----------     ----------    ----------
   Net income                                          $    161.7     $    163.3     $     (1.6)           (1%)

Year-to-date net income includes an extraordinary after-tax charge of $3.1 million related to the early retirement of debt. Excluding this charge, net income increased 1% or $1.5 million for the first nine months ended September 30, 1998, compared to the same period in 1997. The increase is primarily due to higher local, network access and other services revenues, partially offset by lower toll service revenues and higher operating expenses.



REVENUES AND SALES
(Dollars in Millions)                                      Nine Months Ended
                                                             September 30,
                                                       --------------------------      Increase        Percent
                                                         1998             1997         (Decrease)       Change
                                                       ---------        ---------      ---------       -------
    Local services                                     $   346.0        $   327.7       $   18.3           6%
    Network access services                                355.5            315.0           40.5          13%
    Toll services                                           42.1             77.2          (35.1)        (45%)
    Other services and sales                               121.8            109.7           12.1          11%
                                                       ---------        ---------       --------
      Total revenues and sales                         $   865.4        $   829.6       $   35.8           4%
                                                       =========        =========       ========

Local Services Revenues

The year-to-date increase in local services revenues is primarily due to an 8% growth in switched access lines over the end of the third quarter of 1997, generating $8.2 million of additional revenues from basic local services, $4.6 million from CentraNet(R) and $7.2 million from Integrated Services Digital Network and Digital Channel Services. Demand for enhanced custom calling features, such as SmartCall(R) services, also contributed to the nine month increase. Partially offsetting these increases were declines in directory assistance and operator services and private line services.

Network Access Services Revenues

Year-to-date network access services revenues increased primarily due to a 12% increase in minutes of use, which generated $20.8 million of additional revenues. Special access revenues grew $19.5 million due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. Partially offsetting these increases is a decrease of $5.9 million resulting from the impact of interstate access rate reductions from

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

the 1997 and 1998 FCC price caps. Also, in 1997 the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a $2.5 million decrease in network access revenues during the first nine months of 1998, compared to the same period in 1997.

Toll Services Revenues

The year-to-date decrease in toll services revenues is primarily due to lower toll volumes resulting from the expansion of local calling areas and intraLATA (local access transport area) toll competition, including 10-10-XXX and 1+ presubscription. Additionally, the impacts of optional discount calling plans and tariff reductions contributed to the decline for the nine month period ended September 30, 1998.

Other Services and Sales Revenues

The year-to-date increase in other services and sales revenues is primarily attributable to a $7.2 million increase in equipment sales, a $3.5 million increase relating to the FCC's order increasing payphone compensation from interexchange carriers (see "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders") and a $2.2 million increase in voice messaging services.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                      Nine Months Ended
                                                             September 30,
                                                       ------------------------      Increase     Percent
                                                          1998           1997       (Decrease)    Change
                                                       ---------      ---------     ----------   ---------
    Cost of services and sales                         $   274.7      $   265.3     $      9.4       4%
    Selling, general and administrative                    131.2          114.8           16.4      14%
    Depreciation and amortization                          156.6          160.3           (3.7)     (2%)
                                                       ---------      ---------     ----------
      Total operating costs and expenses               $   562.5      $   540.4     $     22.1       4%
                                                       =========      =========     ==========

The year-to-date increase in total operating costs and expenses is primarily due to an increase of $8.7 million in labor and benefits cost substantially caused by the expansion of daily operating hours of the customer care centers. The impact of pension settlement gains recorded in 1997 due to lump sum payments from the Company's benefit plans contributed $3.1 million to the overall increase. The nine month increase was also due to higher operating taxes of $3.1 million. Depreciation expense decreased due to both a depreciation rate adjustment in the third quarter of 1998 and a fourth quarter 1997 reduction in depreciation rates to reflect higher net salvage values, related to certain telephone plant and equipment.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

OTHER INCOME STATEMENT ITEMS

Interest-net for the nine months ended September 30, 1998 increased 7% or $2.7 million compared to the same period in 1997. The increase is primarily due to higher average short-term debt balances.

In the first quarter of 1997, the Company recorded a $5.1 million pre-tax gain on the sale of three telephone exchanges in the state of Washington (representing 1,800 access lines).

Income taxes increased 5% or $4.8 million for the nine months ended September 30, 1998, compared to the same period in 1997, primarily due to a corresponding increase in pre-tax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.1 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $6.0 million. In 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access revenue reductions of approximately $2.1 million annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $11.1 million paid by long-distance carriers were offset by $9.5 million of new per line charges and the charges paid by end-user customers. Effective July 1, 1998, access charges were increased by $4.3 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October, 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

On April 3, 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.


STATE REGULATORY DEVELOPMENTS

Oregon

On September 28, 1998, the Oregon Public Utility Commission (OPUC) ordered a
$25 million (11%) annual revenue reduction and a one-time $2.4 million refund for GTE customers. The reduction settles an OPUC complaint that the Company's revenues for extended area service (EAS) and custom calling features exceeded the Company's costs and that toll rates were excessive compared with similar services offered by other carriers. Most of the revenue reduction will be accomplished through lower EAS charges. Customers also received one-time credits of $3.84 per line for residential customers and $8.78 per line for business customers on

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

October 1998 bills. The credits reflected a refund of amounts the Company collected from 1995 and 1997 Oregon corporate tax refunds.

Washington

The Company has received approval from the Washington Utility and Transportation Commission (WUTC) on interconnection agreements with nineteen competitive LECs and wireless carriers. The approval of one other carrier is pending. The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the WUTC's Phase II proceeding in its generic cost docket. The WUTC issued a decision on the generic cost docket in April 1998, but a cost model was not chosen. Instead, price floors for unbundled network elements were established. The Company filed cost studies in May 1998.
A decision on the pricing aspect of the Phase II proceeding is expected in the first quarter of 1999.

The WUTC adopted an access charge reform rule in June 1998, requiring that access rates charged by a LEC for terminating access shall not exceed the lowest rate charged by the LEC for the comparable local interconnection service (in each exchange), such as end office switching or tandem switching. The rule allows for a revenue-neutral implementation that will maintain universal service support by allowing carriers to create a residual rate element to offset the revenue forgone in lowering terminating access rates. The new rule will be effective later in 1998. On November 9, 1998 the Company, Washington Independent Telephone Association and US West jointly filed for an appeal of the access charge reform rule, which will likely be ruled upon later in 1998.


RECENT DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement is undergoing review. Specifically, all access lines in the state of California have been identified for purchase or trade. The identified assets constituted approximately 1% of both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 2% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.



YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact the telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, the Company also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology and in 1997 GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.


Corporate-wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of GTE's overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

Using the nomenclature of the GAO GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are projected to be approximately 4% of the 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $14.5 million. Through September 30, 1998 expenditures totaled $6.3 million. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional"

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued

Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II. OTHER INFORMATION

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY


Item 6.       Exhibits and Reports on Form 8-K.

   (a)        Exhibits required by Item 601 of Regulation S-K.

              12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GTE Northwest Incorporated
                                       --------------------------------------
                                                    (Registrant)


Date:   November 12, 1998                      /s/ Stephen L. Shore
      -----------------------          --------------------------------------
                                                   Stephen L. Shore

                                                      Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                   Description
-------        ---------------------------------------------------------------

   12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

   27          Financial Data Schedule