Form 10-Q
period 1999-03-31
GTE NORTHWEST INC
filed 1999-05-13
CIK 40877

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                 For the quarterly period ended: MARCH 31, 1999

                                       or

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

                                                                 YES [X]  NO [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                                 Three Months Ended
                                                     March 31,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
                                               (Dollars in Millions)

REVENUES AND SALES
     Local services                            $  115.4     $  114.9
     Network access services                      115.3        123.4
     Other services and sales                      49.8         50.5
                                               --------     --------
        Total revenues and sales                  280.5        288.8
                                               --------     --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                    83.3         97.9
     Selling, general and administrative           42.7         40.7
     Depreciation and amortization                 54.3         51.4
                                               --------     --------
        Total operating costs and expenses        180.3        190.0
                                               --------     --------

OPERATING INCOME                                  100.2         98.8

OTHER EXPENSE
     Interest - net                                13.8         14.0
                                               --------     --------
INCOME BEFORE INCOME TAXES                         86.4         84.8
     Income taxes                                  31.9         33.5
                                               --------     --------
INCOME BEFORE EXTRAORDINARY CHARGE                 54.5         51.3
     Extraordinary charge                            --         (3.1)
                                               --------     --------
NET INCOME                                     $   54.5     $   48.2
                                               ========     ========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                        March 31,   December 31,
                                                          1999          1998
                                                        --------      --------
                                                         (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                           $    0.4      $    0.4
    Receivables, less allowances of
       $15.7 million and $15.5 million                     185.6         214.8
    Accounts receivable from affiliates                      7.9           4.3
    Note receivable from affiliate                          43.4         105.5
    Inventories and supplies                                18.5          15.1
    Other                                                   10.6          20.0
                                                        --------      --------
       Total current assets                                266.4         360.1
                                                        --------      --------

Property, plant and equipment, at cost                   3,638.5       3,598.0
Accumulated depreciation                                (2,247.5)     (2,216.4)
                                                        --------      --------
       Total property, plant and equipment, net (a)      1,391.0       1,381.6
                                                        --------      --------

Prepaid pension costs                                      119.8         114.4
Other assets                                                16.9          16.4
                                                        --------      --------
Total assets                                            $1,794.1      $1,872.5
                                                        ========      ========




(a) Includes $14.8 million held for sale at March 31, 1999 and December 31, 1998, see Note 5.

The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                     March 31,     December 31,
                                                       1999           1998
                                                    ----------     ----------
                                                      (Dollars in Millions)

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt            $      0.9     $    125.9
    Accounts payable                                      50.7           67.6
    Affiliate payables                                    32.3           58.3
    Taxes payable                                         69.2           41.1
    Dividends payable                                     44.0           20.0
    Other                                                110.1           88.8
                                                    ----------     ----------
       Total current liabilities                         307.2          401.7
                                                    ----------     ----------

Long-term debt                                           765.6          765.4
Deferred income taxes                                    116.5          111.0
Deferred employee benefit plans other                     48.9           48.9
                                                    ----------     ----------
       Total liabilities                               1,238.2        1,327.0
                                                    ----------     ----------

Shareholder's equity
    Common stock (17,920,000 shares issued)              448.0          448.0
    Additional paid-in capital                            57.7           57.7
    Retained earnings                                     50.2           39.8
                                                    ----------     ----------
       Total shareholder's equity                        555.9          545.5
                                                    ----------     ----------
Total liabilities and shareholder's equity          $  1,794.1     $  1,872.5
                                                    ==========     ==========



The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     ----------------------
                                                                                       1999          1998
                                                                                     --------      --------
                                                                                     (Dollars in Millions)

OPERATIONS
    Income before extraordinary charge                                               $   54.5      $   51.3
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                                                   54.3          51.4
         Provision for uncollectible accounts                                             3.3           3.6
         Changes in current assets and current liabilities                               29.8          37.4
         Deferred income taxes and other - net                                            2.5           6.6
                                                                                     --------      --------
       Net cash from operations                                                         144.4         150.3
                                                                                     --------      --------

INVESTING
    Capital expenditures                                                                (63.0)        (68.0)
    Other - net                                                                           1.5          (0.6)
                                                                                     --------      --------
       Net cash used in investing                                                       (61.5)        (68.6)
                                                                                     --------      --------

FINANCING
    Long-term debt retired, including premiums paid
       on early retirement                                                             (125.0)       (144.6)
    Dividends                                                                           (20.0)        (44.7)
    Net change in affiliate notes                                                        62.1         106.5
                                                                                     --------      --------
       Net cash used in financing                                                       (82.9)        (82.8)
                                                                                     --------      --------

Decrease in cash and cash equivalents                                                      --          (1.1)

Cash and cash equivalents:
    Beginning of period                                                                   0.4           1.5
                                                                                     --------      --------

    End of period                                                                    $    0.4      $    0.4
                                                                                     ========      ========



The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

GTE Northwest Incorporated (the Company) is incorporated under the laws of the State of Washington and is a subsidiary of GTE Corporation (GTE).

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1999 presentation.

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the first quarter of 1999 the Company capitalized $2.1 million of software expenditures, which would previously have been expensed.

NOTE 3.  SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $5.9 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include voluntary and involuntary separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.

NOTE 5.  PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 13,000 switched access lines located in California. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $14.8 million, continues to be reported in "Property, plant and equipment, net" in the condensed consolidated balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.

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

NOTE 6.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operation
              (Abbreviated pursuant to General Instruction H (2).)

RESULTS OF OPERATIONS

(Dollars in Millions)            Three Months Ended
                                      March 31,
                                ---------------------     Increase     Percent
                                  1999          1998     (Decrease)    Change
                                --------     --------    ----------    -------
    Net income                  $   54.5     $   48.2      $   6.3       13%

The increase in net income for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to lower cost of services and sales, partially offset by lower network access services revenues and a one-time special charge of $5.9 million. Included in 1998 net income is an after-tax extraordinary charge of $3.1 million (net of tax benefits of $1.8 million) related to the retirement of high-coupon debt prior to stated maturity.


REVENUES AND SALES

(Dollars in Millions)            Three Months Ended
                                      March 31,
                                ---------------------     Increase     Percent
                                  1999          1998     (Decrease)    Change
                                --------     --------    ----------    -------
Local services                  $  115.4     $  114.9     $    0.5       --
Network access services            115.3        123.4         (8.1)      (7)%
Other services and sales            49.8         50.5         (0.7)      (1)%
                                --------     --------    ----------

   Total revenues and sales     $  280.5     $  288.8     $   (8.3)      (3)%
                                ========     ========     ========

Local Services Revenues

The first quarter increase in local services revenues is primarily due to a 6% growth in switched access lines, generating $4.1 million of additional revenues from basic local services. Partially offsetting this increase is a $3.5 million decrease primarily related to lower charges for Extended Area Service, which resulted from a settlement between the Company and the Oregon Public Utilities Commission in September 1998.

Network Access Services Revenues

The first quarter decrease in network access services revenues is primarily due to interstate and intrastate access price changes that reduced revenues by $13.5 million. Revenues also decreased by $3.9 million as a result of settlements with other local exchange carriers (LECs) in accordance with intrastate sharing agreements. Partially offsetting these decreases is a $7.2 million increase in special access revenues due to greater demand for increased bandwidth services by high capacity users and an 11% increase in minutes of use, which generated $3.9 million of additional revenues.

Other Services and Sales Revenues

The first quarter decline in other services and sales revenues is primarily attributable to a decrease in toll revenues of $4.0 million related to intraLATA (Local Access Transport Area) toll competition. Partially offsetting this decrease are increases in nonregulated service revenues and equipment sales of $2.0 million and billing and collection services revenue of $1.7 million.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                        Three Months Ended
                                                   March 31,
                                          -------------------------      Increase     Percent
                                             1999           1998        (Decrease)    Change
                                          ----------     ----------     ----------    ------
Cost of services and sales                $     83.3     $     97.9     $    (14.6)     (15)%
Selling, general and administrative             42.7           40.7            2.0        5%
Depreciation and amortization                   54.3           51.4            2.9        6%
                                          ----------     ----------     ----------
   Total operating costs and expenses     $    180.3     $    190.0     $     (9.7)      (5)%
                                          ==========     ==========     ==========

Total operating costs and expenses decreased for the three months ended March 31, 1999, compared to the same period in 1998, due to several factors. Right-to-use (RTU) software fees, associated with network switching equipment, decreased by $4.3 million over the first quarter of 1998. This includes a $2.1 million reduction in RTU costs due to the capitalization of software in 1999, as a result of adoption of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Also contributing to the decrease are lower sales and advertising costs of $3.7 million; lower leases and rentals of $3.4 million; lower data processing costs of $1.9 million; and lower operating taxes of $1.3 million. These reductions in operating costs and expenses are partially offset by a special charge of $5.9 million, associated with voluntary and involuntary employee separation programs, completed in the first quarter of 1999. The increase in depreciation expense is the result of additional investment in plant.


OTHER INCOME STATEMENT ITEMS

Income taxes decreased 5% or $1.6 million for the three months ended March 31, 1999 compared to the same period in 1998, primarily due to tax adjustments recorded in 1999, partially offset by an increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the first quarter of 1999 to meet the wholesale requirements of new competitors. GTE signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements
(UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


merits. On the other hand, the Supreme Court vacated the FCC rule requiring incumbent LECs to provide UNEs to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE will continue to provide individual UNEs set forth in existing interconnection agreements even though it is not legally obligated to do so.

Universal Service

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs in the second quarter of 1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. GTE filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Advanced Telecommunications Services

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications and to take action to remove barriers to infrastructure investment and to promote competition.

In an Order and Notice of Proposed Rule Making (NPRM) released in August 1998, the FCC clarified that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops and unbundling and resale obligations for network facilities needed for advanced services.

On March 31, 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals and space exhaustion. The FCC also released a Further NPRM seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.


INTRASTATE REGULATORY DEVELOPMENTS

Washington

The Company has received approval from the Washington Utility and Transportation Commission (WUTC) on interconnection agreements with thirty-three competitive LECs and wireless carriers. The approval of interconnection agreements with six other carriers are pending. The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the WUTC's Phase II proceeding in its generic cost

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


docket. The WUTC issued a decision on the generic cost docket in April 1998, but a cost model was not chosen. Instead, price floors for UNEs were established. The Company filed cost studies in May 1998. A decision on the pricing aspect of the Phase II proceeding is expected in the second quarter of 1999.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.


OTHER DEVELOPMENTS

Planned Asset Sales

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, 13,000 access lines in the state of California have been identified for sale or trade. The identified assets constituted approximately 1% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur in 2000.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its domestic wireline telecommunications business will complete Year 2000 testing by June 30, 1999, and remaining businesses will complete before October 1999.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 88% complete as of March 31, 1999. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 11% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 97% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 98% of GTE's essential software has been remediated. GTE's focus continues to be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows:
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 91% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 73% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be substantially complete in June 1999.

In summary, compliant product deployment and enterprise testing for GTE's domestic telecommunications-related business, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999. The remaining domestic and international businesses are on schedule for completing testing before October 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. With the addition of new products, approximately 1,500 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of March 31, 1999, Year 2000 compliant versions, or suitable alternatives, for 95% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

Independent verification and validation is the final step in GTE's process. As part of independent verification and validation, GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of applications and third-party supplier products. This quality assurance process is expected to be completed in October 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is expected not to exceed $400 million. Through March 31, 1999, expenditures totaled $283 million. The current estimate for the cost of remediation for the Company is approximately $14.5 million. Through March 31, 1999, expenditures totaled $8.1 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 10% of these full-time equivalent workers are engaged in all aspects of program management; 4% are engaged in system conversion; 27% are involved in external supplier management; 54% are involved in testing at all levels; and 5% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 66% of GTE's program effort involves U.S. domestic operations of all types.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. These plans are expected to be completed by June 30, 1999, and tested (as appropriate) by the end of September 1999. This contingency plan includes: business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology "stabilization" period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operation - Continued
              (Abbreviated pursuant to General Instruction H (2).)


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

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


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, UNEs and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance.

PART II. OTHER INFORMATION

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27      Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the first quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE Northwest Incorporated
                                       ----------------------------------------
                                                   (Registrant)

Date:         May 13, 1999                     /s/ Stephen L. Shore
      ------------------------------   ----------------------------------------
                                                   Stephen L. Shore
                                                      Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
      Number                                                     Description
-------------------        -----------------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule