Form 10-Q
period 1999-06-30
GTE NORTHWEST INC
filed 1999-08-12
CIK 40877

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

                  For the quarterly period ended: JUNE 30, 1999

                                       or

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

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 YES [X] NO [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                 1999         1998         1999         1998
                                               --------     --------     --------     --------
                                                            (Dollars in Millions)
REVENUES AND SALES
     Local services                            $  119.3     $  115.1     $  234.8     $  230.0
     Network access services                      134.4        112.5        249.7        235.9
     Other services and sales                      54.1         47.9        103.9         98.4
                                               --------     --------     --------     --------
        Total revenues and sales                  307.8        275.5        588.4        564.3
                                               --------     --------     --------     --------
OPERATING COSTS AND EXPENSES
     Cost of services and sales                    99.3         86.0        182.6        183.8
     Selling, general and administrative           40.6         45.3         83.3         86.1
     Depreciation and amortization                 56.7         53.7        111.0        105.1
                                               --------     --------     --------     --------
        Total operating costs and expenses        196.6        185.0        376.9        375.0
                                               --------     --------     --------     --------
OPERATING INCOME                                  111.2         90.5        211.5        189.3

OTHER EXPENSE
     Interest - net                                13.9         12.8         27.8         26.8
                                               --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                         97.3         77.7        183.7        162.5
     Income taxes                                  35.9         26.1         67.8         59.6
                                               --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY CHARGE                 61.4         51.6        115.9        102.9
     Extraordinary charge                          --           --           --           (3.1)
                                               --------     --------     --------     --------
NET INCOME                                     $   61.4     $   51.6     $  115.9     $   99.8
                                               ========     ========     ========     ========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)

                                                          June 30,      December 31,
                                                            1999            1998
                                                         ----------     ------------
                                                            (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                            $      0.1      $      0.4
    Receivables, less allowances of
       $15.9 million and $15.5 million                        192.9           214.8
    Accounts receivable from affiliates                         3.4             4.3
    Note receivable from affiliate                             --             105.5
    Inventories and supplies                                   20.5            15.1
    Net assets held for sale (see Note 5)                      15.4            --
    Prepaid insurance                                           1.1            11.4
    Other                                                       4.3             8.6
                                                         ----------      ----------
       Total current assets                                   237.7           360.1
                                                         ----------      ----------

Property, plant and equipment, at cost                      3,640.4         3,598.0
Accumulated depreciation                                   (2,254.0)       (2,216.4)
                                                         ----------      ----------
       Total property, plant and equipment, net (a)         1,386.4         1,381.6
                                                         ----------      ----------

Prepaid pension costs                                         131.0           114.4
Other assets                                                   10.8            16.4
                                                         ----------      ----------
Total assets                                             $  1,765.9      $  1,872.5
                                                         ==========      ==========


(a) Includes $14.8 million at December 31, 1998, that is now held for sale, see
    Note 5.

The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued

                                                  June 30,     December 31,
                                                    1999           1998
                                                 ----------    ------------
                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt         $      0.9     $    125.9
    Notes payable to affiliates                        12.6           --
    Accounts payable                                   57.4           67.6
    Affiliate payables                                 27.1           58.3
    Accrued payroll costs                              21.1           28.2
    Dividends payable                                  64.0           20.0
    Other                                              97.4          101.7
                                                 ----------     ----------
       Total current liabilities                      280.5          401.7
                                                 ----------     ----------

Long-term debt                                        765.7          765.4
Deferred income taxes                                 121.9          111.0
Deferred employee benefit plans and other              44.5           48.9
                                                 ----------     ----------
       Total liabilities                            1,212.6        1,327.0
                                                 ----------     ----------
Shareholder's equity
    Common stock (17,920,000 shares issued)           448.0          448.0
    Additional paid-in capital                         57.7           57.7
    Retained earnings                                  47.6           39.8
                                                 ----------     ----------
       Total shareholder's equity                     553.3          545.5
                                                 ----------     ----------
Total liabilities and shareholder's equity       $  1,765.9     $  1,872.5
                                                 ==========     ==========


The accompanying notes are an integral part of these statements.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
                                                                   (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                           $    115.9      $    102.9
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                                111.0           105.1
         Provision for uncollectible accounts                           7.1             9.4
         Changes in current assets and current liabilities            (32.0)           47.4
         Deferred income taxes and other - net                         (4.2)            2.0
                                                                 ----------      ----------
       Net cash from operations                                       197.8           266.8
                                                                 ----------      ----------
INVESTING
    Capital expenditures                                             (128.7)         (156.2)
    Other - net                                                         1.5            (0.6)
                                                                 ----------      ----------
       Net cash used in investing                                    (127.2)         (156.8)
                                                                 ----------      ----------
FINANCING
    Long-term debt issued                                              --             173.9
    Long-term debt retired, including premiums paid
       on early retirement                                           (125.0)         (144.6)
    Dividends                                                         (64.0)         (101.2)
    Net change in affiliate notes                                     118.1           (39.1)
                                                                 ----------      ----------
       Net cash used in financing                                     (70.9)         (111.0)
                                                                 ----------      ----------
Decrease in cash and cash equivalents                                  (0.3)           (1.0)

Cash and cash equivalents:
    Beginning of period                                                 0.4             1.5
                                                                 ----------      ----------
    End of period                                                $      0.1      $      0.5
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

NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the second quarter and first half of 1999 the Company capitalized $3.9 million and $6.0 million, respectively, of software expenditures, which would have previously been expensed.

NOTE 3. SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $5.9 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 5. NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in the first half of 2000. The associated net assets, which approximate $15.4 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $1.2 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1.5% to 1998 consolidated revenues.

NOTE 6. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain approval of a variety of state and federal agencies and accordingly, the merger may close in the first half of 2000.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
              (Abbreviated pursuant to General Instruction H (2).)

RESULTS OF OPERATIONS

Net income increased $16.1 million or 16% for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to higher revenues, partially offset by a slight increase in operating costs and expenses. Included in 1998 net income is an after-tax extraordinary charge of $3.1 million (net of tax benefits of $1.8 million) related to the retirement of high-coupon debt prior to stated maturity.

REVENUES AND SALES
(Dollars in Millions)                Six Months Ended
                                          June 30,
                                   ---------------------                    Percent
                                     1999         1998       Increase        Change
                                   --------     --------     --------       -------
Local services                     $  234.8     $  230.0     $    4.8            2%
Network access services               249.7        235.9         13.8            6%
Other services and sales              103.9         98.4          5.5            6%
                                   --------     --------     --------
   Total revenues and sales        $  588.4     $  564.3     $   24.1            4%
                                   ========     ========     ========

Local Services Revenues

Switched access lines grew 6% generating $7.8 million of additional revenues from basic local services for the first half of 1999, compared to the same period in 1998. Demand for operator and directory assistance services also generated an additional $2.2 million in revenues. In addition, the September 1998 Idaho rate rebalancing agreement resulted in increased local revenues of $1.9 million. Partially offsetting these increases is a $6.9 million decrease related to lower charges for extended area service, which resulted from a settlement between the Company and the Oregon Public Utilities Commission (OPUC) in September 1998.

Network Access Services Revenues

Minutes of use increased 8% generating additional revenues of $10.5 million in the first half of 1999, compared to the same period in 1998. Special access revenues grew by $17.6 million as a result of greater demand for increased bandwidth services by high capacity users. Partially offsetting these increases are decreases of $9.6 million reflecting the impact of mandated interstate and intrastate access price changes, and $2.4 million resulting from settlements with intraLATA (local access transport area) local exchange carriers (LECs) in accordance with intrastate sharing agreements.

Other Services and Sales Revenues

The increase in other services and sales revenues compared to the first six months of 1998, is primarily attributable to increases in nonregulated service revenues and equipment sales of $6.7 million, rental activity of $3.8 million, directory advertising of $2.8 million and billing and collection services of $2.5 million. These increases are partially offset by decreases in toll services revenues of $9.9 million primarily related to intraLATA toll competition.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                       Six Months Ended
                                                 June 30,
                                          ---------------------     Increase       Percent
                                            1999         1998      (Decrease)      Change
                                          --------     --------    ----------      --------
Cost of services and sales                $  182.6     $  183.8     $   (1.2)          (1)%
Selling, general and administrative           83.3         86.1         (2.8)          (3)%
Depreciation and amortization                111.0        105.1          5.9            6%
                                          --------     --------     --------
   Total operating costs and expenses     $  376.9     $  375.0     $    1.9           --%
                                          ========     ========     ========

Total operating costs and expenses increased slightly as a result of higher depreciation and amortization expense, partially offset by lower cost of services and sales and selling, general and administrative expenses. Contributing to the decrease in cost of services and sales and selling, general and administrative costs were pension settlement gains of $9.5 million recorded in the second quarter of 1999. Further, software right-to-use costs decreased $6.0 million due to the capitalization of software costs in 1999 as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Partially offsetting these decreases was a one-time special charge of $5.9 million associated with employee separation programs completed in the first quarter of 1999. Additionally, material costs increased $5.3 million for customer and access line growth and increased telecommunications equipment sales volume. The increase in depreciation and amortization results from additional investment in network facilities resulting from increased demand for switched access lines, partially offset by discontinuation of depreciation of $1.2 million on approximately 14,000 switched access lines held for sale (see "OTHER DEVELOPMENTS - Planned Asset Sales").


OTHER INCOME STATEMENT ITEMS

Interest - net increased 4% or $1.0 million for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to higher average long-term debt balances.

Income taxes increased 14% or $8.2 million for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to an increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive LECs (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) it's methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

Universal Service

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as Universal Service Fund contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges; 3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $11.3 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap LECs the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

Advanced Telecommunications Services

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an ILEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an ILEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal Court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


INTRASTATE REGULATORY DEVELOPMENTS

Oregon

A recent Oregon federal district court decision issued in March 1999 ruled in favor of the Company's argument that the UNE tariff is unlawful and preempted by the Telecommunications Act. The UNE tariff resulted from the OPUC's decision that the Company was required to offer the same prices as US West until the Company's cost studies were approved as the basis for establishing new prices. The Company is presently preparing notification to the OPUC to withdraw the Company's tariff in order to comply with the court's decision.

Washington

The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the Washington Utilities and Transportation Commissions (WUTC's) Phase II proceeding in its generic cost docket. The WUTC issued a decision on the generic cost docket in April 1998, but a cost model was not chosen. Instead, price floors for UNEs were established. The Company filed cost studies in May 1998. A decision on the pricing aspect of the Phase II proceeding is expected in the second half of 1999.

In April 1999, the WUTC opened a complaint against the Company relating to its terminating access tariff. The complaint alleges that the Company is inappropriately collecting implicit subsidies in this rate. The Company will vigorously defend the matter.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain approval of a variety of state and federal agencies and accordingly, the merger may close in the first half of 2000.

Planned Asset Sales

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in the first half of 2000. The associated net assets, which approximate $15.4 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $1.2 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1.5% to 1998 consolidated revenues.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $14.5 million. Through June 30, 1999, expenditures totaled $9.2 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H (2).)

reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risks since December 31, 1998.

PART II. OTHER INFORMATION

                    GTE NORTHWEST INCORPORATED AND SUBSIDIARY


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27  Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE Northwest Incorporated
                                             ----------------------------------
                                                        (Registrant)

Date: August 12, 1999                              /s/ Stephen L. Shore
      ---------------                        ----------------------------------
                                                       Stephen L. Shore
                                                          Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
      Number                                         Description
     -------        --------------------------------------------------------------------------------
        12          Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27          Financial Data Schedule