Form 10-Q
period 1999-09-30
GTE NORTHWEST INC
filed 1999-11-12
CIK 40877

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 0-2908


                           GTE NORTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            WASHINGTON                               91-0466810
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas          75038
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

                                               YES        [X]    NO        [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.
===============================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
            Condensed Consolidated Statements of Income (Unaudited)


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                           --------------------     ---------------------
                                             1999        1998         1999         1998
                                           --------    --------     --------     --------
                                                     (Dollars in Millions)
REVENUES AND SALES
     Local services                         $121.5      $116.1       $356.3       $346.0
     Network access services                 135.0       119.6        384.7        355.5
     Other services and sales                 59.6        65.4        163.5        163.9
                                            ------      ------       ------       ------

        Total revenues and sales             316.1       301.1        904.5        865.4
                                            ------      ------       ------       ------

OPERATING COSTS AND EXPENSES
     Cost of services and sales               85.2        90.9        267.8        274.7
     Selling, general and administrative      34.8        45.1        118.1        131.2
     Depreciation and amortization            57.3        51.5        168.3        156.6
                                            ------      ------       ------       ------

        Total operating costs and expenses   177.3       187.5        554.2        562.5
                                            ------      ------       ------       ------

OPERATING INCOME                             138.8       113.6        350.3        302.9

OTHER (INCOME) EXPENSE
     Interest - net                           13.8        15.7         41.6         42.5
     Other - net                                --        (0.2)          --         (0.2)
                                            ------      ------       ------       ------

INCOME BEFORE INCOME TAXES                   125.0        98.1        308.7        260.6
     Income taxes                             46.1        36.2        113.9         95.8
                                            ------      ------       ------       ------

INCOME BEFORE EXTRAORDINARY CHARGE            78.9        61.9        194.8        164.8
     Extraordinary charge                       --          --           --         (3.1)
                                            ------      ------       ------       ------

NET INCOME                                  $ 78.9      $ 61.9       $194.8       $161.7
                                            ======      ======       ======       ======


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    ------------   ------------
                                                       (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                        $    0.1       $    0.4
    Receivables, less allowances of
       $16.9 million and $15.5 million                  208.0          214.8
    Accounts receivable from affiliates                   5.4            4.3
    Note receivable from affiliate                       20.7          105.5
    Inventories and supplies                             22.4           15.1
    Net assets held for sale (see Note 5)                15.6             --
    Prepayments and other                                 1.5           20.0
                                                     --------       --------

       Total current assets                             273.7          360.1
                                                     --------       --------


Property, plant and equipment, at cost                3,632.9        3,598.0
Accumulated depreciation                             (2,247.0)      (2,216.4)
                                                     --------       --------

       Total property, plant and equipment, net (a)   1,385.9        1,381.6
                                                     --------       --------



Prepaid pension costs                                   157.7          114.4
Other assets                                             10.4           16.4
                                                     --------       --------

Total assets                                         $1,827.7       $1,872.5
                                                     ========       ========

(a) Includes $14.8 million at December 31, 1998, that is now held for sale, see
Note 5.

The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
         Condensed Consolidated Balance Sheets (Unaudited) - Continued

                                            September 30,   December 31,
                                                 1999           1998
                                            -------------   ------------
                                               (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt      $    0.9        $  125.9
    Accounts payable                              81.9            67.6
    Affiliate payables                            22.3            58.3
    Taxes payable                                 53.9            41.1
    Accrued payroll costs                         20.2            28.2
    Dividends payable                             56.0            20.0
    Accrued interest                              23.4            13.4
    Other                                         50.0            47.2
                                              --------        --------

       Total current liabilities                 308.6           401.7
                                              --------        --------


Long-term debt                                   764.9           765.4
Deferred income taxes                            129.6           111.0
Deferred employee benefit plans and other         46.0            48.9
                                              --------        --------

       Total liabilities                       1,249.1         1,327.0
                                              --------        --------


Shareholder's equity
    Common stock (17,920,000 shares issued)      448.0           448.0
    Additional paid-in capital                    60.1            57.7
    Retained earnings                             70.5            39.8
                                              --------        --------

       Total shareholder's equity                578.6           545.5
                                              --------        --------

Total liabilities and shareholder's equity    $1,827.7        $1,872.5
                                              ========        ========

The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   --------
                                                              (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                           $194.8    $164.8
    Adjustments to reconcile income before extraordinary
     charge to net cash
       from operations:
         Depreciation and amortization                            168.3     156.6
         Provision for uncollectible accounts                      12.4      13.5
         Changes in current assets and current liabilities         (0.9)     26.7
         Deferred income taxes and other - net                    (24.7)    134.8
                                                                 ------    ------

       Net cash from operations                                   349.9     496.4
                                                                 ------    ------

INVESTING
    Capital expenditures                                         (182.6)   (225.5)
    Other - net                                                     1.5       0.2
                                                                 ------    ------

       Net cash used in investing                                (181.1)   (225.3)
                                                                 ------    ------

FINANCING
    Long-term debt issued                                            --     173.9
    Long-term debt retired, including premiums paid
       on early retirement                                       (125.9)   (145.5)
    Dividends                                                    (128.0)   (157.4)
    Net change in affiliate notes                                  84.8    (141.5)
    Other - net                                                      --      (1.7)
                                                                 ------    ------

       Net cash used in financing                                (169.1)   (272.2)
                                                                 ------    ------

Decrease in cash and cash equivalents                              (0.3)     (1.1)

Cash and cash equivalents:
    Beginning of period                                             0.4       1.5
                                                                 ------    ------

    End of period                                                $  0.1    $  0.4
                                                                 ======    ======

The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholder's Equity (Unaudited)

                                                  Additional
                                          Common    Paid-In     Retained
                                           Stock    Capital     Earnings    Total
                                          ------- ----------   ----------  --------
                                                   (Dollars in Millions)
Shareholder's equity, December 31, 1998    $448.0   $ 57.7      $  39.8    $ 545.5

Net income                                                        194.8      194.8
Tax benefit of employee stock options
   exercised                                           2.4                     2.4
Dividends declared                                               (164.1)    (164.1)
                                           ------   ------      -------    -------

Shareholder's equity, September 30, 1999   $448.0   $ 60.1      $  70.5    $ 578.6
                                           ======   ======      =======    =======

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

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the third quarter and first nine months of 1999 the Company capitalized $5.3 million and $11.3 million, respectively, of software expenditures, which would have previously been expensed.

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

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 5.  NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $15.6 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $1.8 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1.5% to 1998 consolidated revenues.

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

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition
                           And Results of Operations
              (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

Net income increased $33.1 million or 20% for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to higher revenues combined with lower operating costs and expenses. Included in 1998 net income is an after-tax extraordinary charge of $3.1 million (net of tax benefits of $1.8 million) related to the retirement of high-coupon debt prior to stated maturity.

REVENUES AND SALES
(Dollars in Millions)             Nine Months Ended
                                    September 30,
                                 ------------------   Increase   Percent
                                  1999      1998      (Decrease) Change
                                 -------   ------     ---------- -------
    Local services                $356.3   $346.0      $ 10.3      3%
    Network access services        384.7    355.5        29.2      8%
    Other services and sales       163.5    163.9        (0.4)    --
                                  ------   ------      ------
       Total revenues and sales   $904.5   $865.4      $ 39.1      5%
                                  ======   ======      ======

Local Services Revenues

Switched access lines grew 4% generating $10.6 million of additional revenues from basic local services for the nine months ended September 30, 1999, compared to the same period in 1998. Demand for operator and directory assistance services generated an additional $4.0 million and enhanced custom calling features added an additional $3.2 million in revenues. In addition, the September 1998 Idaho rate rebalancing agreement resulted in increased local revenues of $2.9 million. Partially offsetting these increases was a $10.4 million decrease related to lower charges for extended area service, which resulted from a settlement between the Company and the Oregon Public Utilities Commission (OPUC) in September 1998.

Network Access Services Revenues

Minutes of use increased 8% generating additional revenues of $15.2 million in the first nine months of 1999, compared to the same period in 1998. Special access revenues grew by $27.2 million as a result of greater demand for increased bandwidth services by high-capacity users. End user surcharges increased $6.4 million primarily as a result of implementation of the local number portability (LNP) surcharge (for further information see "INTERSTATE REGULATORY DEVELOPMENTS - Number Portability"). Partially offsetting these increases are decreases of $15.2 million reflecting the impact of mandated interstate and intrastate access price changes, and $4.6 million resulting from settlements with intraLATA (local access transport area) local exchange carriers (LECs) in accordance with intrastate sharing agreements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                   Nine Months Ended
                                          September 30,
                                       ------------------    Increase   Percent
                                         1999      1998     (Decrease)  Change
                                       -------    -------   ----------  -------
Cost of services and sales              $267.8     $274.7     $ (6.9)      (3)%
Selling, general and administrative      118.1      131.2      (13.1)     (10)%
Depreciation and amortization            168.3      156.6       11.7        7%
                                        ------     ------     ------
   Total operating costs and expenses   $554.2     $562.5     $ (8.3)      (1)%
                                        ======     ======     ======

Total operating costs and expenses decreased $8.3 million for the nine months ended September 30, 1999, compared to the same period in 1998. Due to the employee-reduction program initiated earlier this year and the resulting settlement of pension obligations, the Company was able to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $28.7 million for the first nine months of 1999. Partially offsetting these expense reductions is a one-time special charge of $5.9 million associated with the employee separation programs completed in the first quarter of 1999. Additionally, material costs increased $9.0 million for customer and access line growth and increased telecommunications equipment sales volume. Higher depreciation and amortization expenses of $13.5 million were primarily driven by additional investment in network facilities resulting from increased demand for switched access lines, and amortization of right-to-use (RTU) fees. These increases were partially offset by a $1.8 million decrease resulting from the discontinuation of depreciation on approximately 14,000 switched access lines held for sale (for further information see "OTHER DEVELOPMENTS - Planned Asset Sales").

OTHER INCOME STATEMENT ITEMS

Income taxes increased 19% or $18.1 million for the nine months ended September 30, 1999, compared to the same period in 1998, due to an increase in pretax income.

INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter; and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1,

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

Advanced Telecommunications Services

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.

INTRASTATE REGULATORY DEVELOPMENTS

Oregon

An Oregon federal district court decision issued in March 1999 ruled in favor of the Company's argument that the UNE tariff is unlawful and preempted by the Telecommunications Act. The UNE tariff resulted from the OPUC's decision that the Company was required to offer the same prices as US West until the Company's cost studies were approved as the basis for establishing new prices. In August 1999, the Company sent a notification letter to the OPUC to withdraw the Company's tariff in order to comply with the court's decision. The OPUC issued an order in August 1999 rejecting the Company's tariff withdrawal. The Company will accept the order, however, it may file an amendment to the terms and conditions of the tariff stating that only CLECs with approved interconnection agreements may purchase out of the tariff.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


Washington

The interim discount rates for the Company's resold services will be replaced by the permanent rates that result from the Washington Utilities and Transportation Commission's (WUTC's) Phase II proceeding in its generic cost docket. The WUTC issued a decision on the generic cost docket in April 1998, but a cost model was not chosen. Instead, price floors for UNEs were established. The Company filed cost studies in May 1998. In August 1999, the WUTC issued its Phase II order establishing permanent rates. The Company petitioned for reconsideration and clarification of the following substantive issues: 1) effective date of the interconnection and UNE prices ordered in Phase II; 2) costs to be recovered in non-recurring charges (NRCs); and 3) clarification of the Company's adoption of US West's NRC rate structure. Phase III of this proceeding will address operational support systems (OSS) and the deaveraging of interconnection and UNE prices.

In March 1999, the Company filed an Access Reform Tariff with the WUTC changing various access rates in compliance with a 1998 access form ruling. In June 1999, the WUTC filed a complaint against the Company indicating that it did not believe the Company's tariff had complied with the 1998 ruling. The complaint alleges that the Company is inappropriately collecting implicit subsidies in this rate. The Company responded to the complaint stating that it believes that it has fully complied with the access form ruling. The WUTC is expected to rule in the first quarter 2000.

OTHER DEVELOPMENTS

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Planned Asset Sales

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $15.6 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


to-date depreciation expense reduction of $1.8 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1.5% to 1998 consolidated revenues.

YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. The current estimate for the cost of remediation for the Company is approximately $14.5 million. Through September 30, 1999, expenditures totaled $9.7 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1,

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.

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

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued
              (Abbreviated pursuant to General Instruction H(2).)


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

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27       Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GTE Northwest Incorporated
                                              ---------------------------------
                                                       (Registrant)

  Date:         November 10, 1999                  /s/ Stephen L. Shore
          ------------------------------      ---------------------------------
                                                       Stephen L. Shore
                                                         Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
      Number                       Description
     ---------                     -----------
        12        Statement re: Calculation of the Consolidated Ratio of
                  Earnings to Fixed Charges

        27        Financial Data Schedule