Form 10-Q
period 2000-03-31
GTE NORTHWEST INC
filed 2000-05-12
CIK 40877

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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

                                                            YES   [X]    NO  [ ]

The Company had 17,920,000 shares of no par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

===============================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
            Condensed Consolidated Statements of Income (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                               -------------------------
                                                  2000          1999
                                               ----------     ----------
                                                 (Dollars in Millions)
REVENUES AND SALES
     Local services                            $    124.4     $    115.4
     Network access services                        128.8          115.3
     Other services and sales                        48.3           49.8
                                               ----------     ----------
        Total revenues and sales                    301.5          280.5
                                               ----------     ----------
OPERATING COSTS AND EXPENSES
     Cost of services and sales                      84.5           83.3
     Selling, general and administrative             38.9           42.7
     Depreciation and amortization                   56.8           54.3
                                               ----------     ----------
        Total operating costs and expenses          180.2          180.3
                                               ----------     ----------
OPERATING INCOME                                    121.3          100.2
OTHER EXPENSE
     Interest - net                                  13.5           13.8
                                               ----------     ----------
INCOME BEFORE INCOME TAXES                          107.8           86.4
     Income taxes                                    39.8           31.9
                                               ----------     ----------
NET INCOME                                     $     68.0     $     54.5
                                               ==========     ==========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)


                                                                         March 31,     December 31,
                                                                           2000            1999
                                                                        ----------      ----------
                                                                           (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $      0.1      $      1.4
    Receivables, less allowances of $18.0 million and $17.9 million          226.3           275.4
    Receivables from affiliates                                               16.5            19.4
    Inventories and supplies                                                  27.6            16.9
    Net assets held for sale                                                  16.3            16.0
    Prepayments and other                                                     11.2            18.2
                                                                        ----------      ----------
       Total current assets                                                  298.0           347.3
                                                                        ----------      ----------
Property, plant and equipment, at cost                                     3,727.7         3,679.5
Accumulated depreciation                                                  (2,327.5)       (2,289.5)
                                                                        ----------      ----------
       Total property, plant and equipment, net                            1,400.2         1,390.0
                                                                        ----------      ----------
Prepaid pension costs                                                        207.8           176.7
Other assets                                                                   8.8             7.7
                                                                        ----------      ----------
Total assets                                                            $  1,914.8      $  1,921.7
                                                                        ==========      ==========



The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
         Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                 March 31,    December 31,
                                                   2000           1999
                                                ----------     ----------
                                                  (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt        $      1.6     $      1.6
    Note payable to affiliate                           --           53.6
    Accounts payable                                  61.8           67.0
    Affiliate payables                                33.6           35.4
    Taxes payable                                     78.4           57.3
    Dividends payable                                 66.0           64.0
    Other                                             94.4           78.5
                                                ----------     ----------
       Total current liabilities                     335.8          357.4
                                                ----------     ----------
Long-term debt                                       765.9          765.8
Deferred income taxes                                170.0          158.0
Employee benefit plans and other                      37.6           37.1
                                                ----------     ----------
       Total liabilities                           1,309.3        1,318.3
                                                ----------     ----------
Shareholder's equity
    Common stock (17,920,000 shares issued)          448.0          448.0
    Additional paid-in capital                        60.5           60.4
    Retained earnings                                 97.0           95.0
                                                ----------     ----------
       Total shareholder's equity                    605.5          603.4
                                                ----------     ----------
Total liabilities and shareholder's equity      $  1,914.8     $  1,921.7
                                                ==========     ==========





The accompanying notes are an integral part of these statements.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                  2000           1999
                                                               ----------      ----------
                                                                   (Dollars in Millions)
OPERATIONS
    Net income                                                 $     68.0      $     54.5
    Adjustments to reconcile net income to net cash
      from operations:
         Depreciation and amortization                               56.8            54.3
         Employee retirement benefits                               (30.9)           (5.6)
         Provision for uncollectible accounts                         3.4             3.3
         Changes in current assets and current liabilities           88.7            29.8
         Deferred income taxes and other - net                       10.8             8.1
                                                               ----------      ----------
       Net cash from operations                                     196.8           144.4
                                                               ----------      ----------
INVESTING
    Capital expenditures                                            (68.0)          (63.0)
    Other - net                                                      (0.1)            1.5
                                                               ----------      ----------
       Net cash used in investing                                   (68.1)          (61.5)
                                                               ----------      ----------
FINANCING
    Long-term debt retired, including premiums paid
       on early retirement                                             --          (125.0)
    Dividends                                                       (64.0)          (20.0)
    Net change in affiliate notes                                   (66.0)           62.1
                                                               ----------      ----------
       Net cash used in financing                                  (130.0)          (82.9)
                                                               ----------      ----------
Decrease in cash and cash equivalents                                (1.3)             --
Cash and cash equivalents:
    Beginning of period                                               1.4             0.4
                                                               ----------      ----------
    End of period                                              $      0.1      $      0.4
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

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

NOTE 3.  NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $16.3 million and $16.0 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.6 million for both the three months ended March 31, 2000 and 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 3% of 1999 consolidated operating income.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 4.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $4.5 million and $3.9 million, respectively, compared to the first quarter of 1999.

NOTE 5.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Results of Operations
              (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

Net income increased $13.5 million or 25% for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to higher local services and network access services revenues, partially offset by a corresponding increase in income taxes.


REVENUES AND SALES
(Dollars in Millions)             Three Months Ended
                                       March 31,
                                -------------------------      Increase        Percent
                                   2000           1999        (Decrease)       Change
                                ----------     ----------     ----------      ---------
Local services                  $    124.4     $    115.4     $      9.0           8%
Network access services              128.8          115.3           13.5          12%
Other services and sales              48.3           49.8           (1.5)         (3)%
                                ----------     ----------     ----------
   Total revenues and sales     $    301.5     $    280.5     $     21.0           7%
                                ==========     ==========     ==========

Local Services Revenues

Local services revenues increased for the first quarter of 2000 compared to the first quarter of 1999 primarily due to 5% growth in switched access lines, which generated $5.5 million of additional revenues from basic local services, Integrated Services Digital Network and Digital Channel Services. Revenues from enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed an additional $1.6 million to the first quarter increase.

Network Access Services Revenues

Minutes of use increased 8%, generating additional network access services revenues of $4.9 million for the first quarter of 2000 compared to the first quarter of 1999. Special access revenues grew by $11.6 million as a result of greater demand for increased bandwidth services by high-capacity users. End-user surcharges increased $2.6 million primarily as a result of access line growth and the implementation of the local number portability (LNP) surcharge. Partially offsetting these increases is a decrease of $5.3 million reflecting the impact of mandated interstate and intrastate access price changes.

Other Services and Sales Revenues

The impact of a change in the recognition of directory publishing revenues resulted in a $4.5 million decrease in other services and sales revenues for the first quarter of 2000 (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). Partially offsetting the decrease is an increase in nonregulated service revenues and equipment sales of $2.0 million.

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)



OPERATING COSTS AND EXPENSES
(Dollars in Millions)                         Three Months Ended
                                                   March 31,
                                          -------------------------      Increase        Percent
                                             2000           1999        (Decrease)       Change
                                          ----------     ----------     -----------      --------
Cost of services and sales                $     84.5     $     83.3     $      1.2            1%
Selling, general and administrative             38.9           42.7           (3.8)          (9)%
Depreciation and amortization                   56.8           54.3            2.5            5%
                                          ----------     ----------      ----------
   Total operating costs and expenses     $    180.2     $    180.3     $     (0.1)          --
                                          ==========     ==========      ==========

The decrease in operating costs and expenses is primarily due to the recognition of a pretax gain of $24.5 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. Partially offsetting the decrease was an increase in access charges of $6.6 million, primarily resulting from increased competitive local exchange carrier (CLEC) activity. Higher costs associated with customer and access line growth, increased telecommunications equipment sales volumes, and sales growth and support for new initiatives, further offset the decrease by $16.2 million. The increase in depreciation and amortization expense is associated with the investment in network facilities necessary to support switched access line growth due to higher demand from both Internet Service Providers (ISPs) and customers.


OTHER INCOME STATEMENT ITEMS

Income tax expense increased 25% or $7.9 million for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income.

INTERSTATE REGULATORY DEVELOPMENTS


During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)


create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.


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

Net Assets Held for Sale

During May 1999, the Company entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $16.3 million and $16.0 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.6 million for both the three months ended March 31, 2000 and 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 3% of 1999 consolidated operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE

                   GTE NORTHWEST INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)



Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $4.5 million and $3.9 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $48.1 million and $43.5 million, respectively, compared to 1999.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

         10 Material Contracts - Letter Agreement between GTE Service Corporation and John Appel

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27  Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    GTE Northwest Incorporated
                                                -------------------------------
                                                        (Registrant)


  Date:           May 12, 2000                      /s/ Stephen L. Shore
          ------------------------------        -------------------------------
                                                       Stephen L. Shore
                                                          Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
  10             Material Contracts - Letter Agreement between GTE Service
                 Corporation and John Appel

  12             Statement re: Calculation of the Consolidated Ratio of
                 Earnings to Fixed Charges

  27             Financial Data Schedule