Form 10-K405
period 2000-12-31
VERIZON NORTHWEST INC
filed 2001-03-30
CIK 40877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

 (Mark one)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                    OR

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                         Commission file number 0-2908


                            VERIZON NORTHWEST INC.


  A Washington Corporation        I.R.S. Employer Identification No. 91-0466810


               1255 Corporate Drive, SVC04C08, Irving, Texas 75038


                        Telephone Number (972) 507-5000



Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                            Verizon Northwest Inc.

                               TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I
  1.     Business
         (Abbreviated pursuant to General Instruction I(2).) .............................................       1
  2.     Properties ......................................................................................       6
  3.     Legal Proceedings ...............................................................................       6
  4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction I(2).)..................................................       6

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters ...........................       7
  6.     Selected Financial Data
         (Omitted pursuant to General Instruction I(2).)..................................................       7
  7.     Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction I(2).) .............................................       8
  7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................      13
  8.     Financial Statements and Supplementary Data .....................................................      13
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............      13


                                    PART III

         (Omitted pursuant to General Instruction I(2).):
  10.    Directors and Executive Officers of the Registrant ..............................................      13
  11.    Executive Compensation ..........................................................................      13
  12.    Security Ownership of Certain Beneficial Owners and Management ..................................      13
  13.    Certain Relationships and Related Transactions ..................................................      13


                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................      14

            UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 2001.

                            Verizon Northwest Inc.

                                     PART I

Item 1.  Business
                                     GENERAL

         Verizon Northwest Inc. was incorporated in Washington in 1964. We are a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). We have a wholly owned subsidiary, Verizon West Coast Inc., which provides communications services.


         Our principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. We provide local telephone service within our franchise area and intraLATA (Local Access Transport Area) toll service between our facilities and the facilities of other telephone companies within our LATAs. InterLATA service to other points in and out of the states in which we operate is provided through connection with long-distance carriers. These other carriers are charged fees (access charges) for interconnection to our local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. We earn other revenues by providing such services as billing and collection and operator services to long-distance carriers.

                            BELL ATLANTIC-GTE MERGER

         On June 30, 2000, Bell Atlantic Corporation, (Bell Atlantic) and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

                                   OPERATIONS

      We are one of 16 public operating telephone companies owned by Verizon. Verizon has organized certain telecommunications group functions into marketing units operating across its operating telephone subsidiaries. The units focus on specific market segments. Each of the operating telephone subsidiaries, including us, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. Verizon's five strategic marketing units are comprised of the following:

      The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

      The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

      The Wholesale unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing, bill rendering, CLEC services and wireless interconnection. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

      The Advanced Services unit markets Verizon's long distance, data and Internet access services. In certain states, Verizon's long distance subsidiaries operate as a reseller of national and international long-distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800 services

                            Verizon Northwest Inc.


and operator services to its customers. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

      The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the operating telephone companies, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996
       The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996. In general, the 1996 Act includes provisions that open local exchange markets to competition. We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

FCC Regulation and Interstate Rates
       We are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services and related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges
       Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which we recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

       On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. Of that amount, Verizon expects approximately $340 million to be used to support interstate access services in the operating telephone subsidiaries' service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

       As of September 14, 2000, Verizon formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute.

       The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, Verizon made filings to obtain this added pricing flexibility. On March 14, 2001, the FCC released an Order in which it approved pricing flexibility for 46 Metropolitan Statistical Areas (MSAs) and three states (Delaware, Vermont and Maryland) served by Verizon. In ten of the MSAs and the state of Delaware, the services were awarded complete pricing flexibility and were removed from price regulation. Partial pricing flexibility was granted in the remaining MSAs and the two other states.

                            Verizon Northwest Inc.

Universal Service
       As a result of a July 1999 decision of the U.S. Court of Appeals, Verizon's contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

       In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

       On October 18, 2000, Verizon asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to Verizon's petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

       The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements
       In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

       In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.

       In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that unbundled network elements (UNEs) be priced based on a forward-looking cost model which ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic
       In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISPs) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

State Regulation of Rates and Services
       The state regulatory commissions in Idaho, Oregon, Washington and California regulate our communications services with respect to our intrastate rates and services and certain other matters.

Idaho
       Our Idaho operations are subject to rate of return regulation.

                            Verizon Northwest Inc.

Oregon
       Our Oregon operations are subject to rate of return regulation. Pricing flexibility is permitted in competitive zones and we currently have Digital Channel Service, ISDN, PBX trunks (telephone switching equipment on customer premises), DID trunks (trunks from the customer premises switches to the central office) and single line business service offerings in these zones. Billing and collection and CentraNet(R) are in a competitive class and are flexibly priced.

Washington
       Our Washington operations are subject to rate of return regulation. IntraLATA toll and billing and collection are flexibly priced.

California
       Our California operations are subject to rate of return regulation.

Competition
       Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services
       The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in which we operate. The 1996 Act has significantly increased the level of competition in our local exchange markets.

       One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

       . purchase service from the ILEC for resale to CLEC customers . purchase unbundled network elements from the ILEC, and/or
       .  interconnect the CLEC's network with the ILEC's network.

       The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

       Our negotiations with various CLECs, and arbitrations before our various state regulators, have continued. We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2001 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

IntraLATA Toll Services
       IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The state regulatory commissions permit other carriers to offer intraLATA toll services within their states.

                            Verizon Northwest Inc.

       Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. All of our state jurisdictions have implemented presubscription.

       Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

Alternative Access
      A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

       We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

       Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services
       Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end-users. Wireless telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services
       We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services
       Alternative operator services providers have entered into competition with our operator services product line.



                                    EMPLOYEES

      As of December 31, 2000, we had approximately 3,900 employees.

                            Verizon Northwest Inc.

Item 2.  Properties

                                     GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:


                                                                                                    2000             1999
--------------------------------------------------------------------------------------------------------------------------
Central office equipment                                                                             40%              40%
Outside communications plant                                                                         46               46
Land and buildings                                                                                    7                7
Furniture, vehicles and other work equipment                                                          5                5
Other                                                                                                 2                2
                                                                                        ----------------------------------
                                                                                                    100%             100%
                                                                                        ==================================

      "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

      All of our properties, located in the states of California, Idaho, Oregon and Washington, are generally in good operating condition and are adequate to satisfy the needs of our business. Substantially all of our property is subject to the lien of its mortgage bond indenture securing funded debt.

      Our customers are served by electronic switching systems that provide a wide variety of services. At December 31, 2000, 100% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

      We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $355 million in 2000, $246 million in 1999 and $285 million in 1998. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $3.9 billion at December 31, 2000, $3.6 billion at December 31, 1999, and $3.6 billion at December 31, 1998, including the effect of retirements, but before deducting accumulated depreciation.



Item 3.           Legal Proceedings

                  There were no proceedings reportable under Item 3.



Item 4.           Submission of Matters to a Vote of Security Holders

                  (Omitted pursuant to General Instruction I(2).)

                            Verizon Northwest Inc.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  Not applicable.


Item 6.           Selected Financial Data

                  (Omitted pursuant to General Instruction I(2).)

                            Verizon Northwest Inc.


Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.

      The communications services we provide are subject to regulation by the state regulatory commissions of California, Idaho, Oregon and Washington with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plans, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

      We reported net income of $237.9 million in 2000, compared to net income of $286.2 million in 1999.

      Our results for 2000 and 1999 were affected by special items. The special items included our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

      The following table shows how special items are reflected in our consolidated statements of income for each period:

                                                                                                     (Dollars in Millions)
Years Ended December 31,                                                                          2000               1999
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                                      $    .4             $  --
   Other charges and special items                                                                 1.0                --
                                                                                      -------------------------------------
                                                                                                   1.4                --
                                                                                      -------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                               10.5                --
  Bell Atlantic-GTE merger severance costs                                                        16.7                --
  Bell Atlantic-GTE merger transition costs                                                        2.8                --
  Other charges and special items                                                                   .3                --
  Bell Atlantic-GTE merger related costs                                                            .5                --
                                                                                      -------------------------------------
                                                                                                  30.8                --
                                                                                      -------------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic-GTE merger accounting conformity adjustments                                     (2.4)            (4.9)
                                                                                      -------------------------------------

Interest Expense
   Regulatory contingency                                                                           .1                --
                                                                                      -------------------------------------
Net impact on pre-tax income                                                                 $    29.9           $ (4.9)
                                                                                      =====================================

      What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $10.5 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.







Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $16.7 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accured Liabilities-Other.

                            Verizon Northwest Inc.


Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $2.8 million in 2000 (including $1.6 million allocated from Verizon Services).

Other Initiatives

       During the second quarter of 2000, we also recorded a $.5 million charge for other actions in relation to the Bell Atlantic-GTE merger.

Accounting Conformity Adjustments

       Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $2.4 million and $4.9 million for the years ended 2000 and 1999, respectively.

Other Charges and Special Items

Regulatory Contingency

        In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $.5 million. We recorded a reduction in operating revenue of $.4 million and a charge to interest expense of $.1 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Items

      In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.3 million pre-tax.

      These and other items affecting the comparison of our results of operations for the years ended December 31, 2000 and 1999 are discussed in the following sections.

Results of Operations

      We have one reportable segment, which provides domestic wireline telecommunications services.

                            Verizon Northwest Inc.


OPERATING REVENUE STATISTICS

                                                                               2000               1999             % Change
------------------------------------------------------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
    Residence                                                                  1,111               1,098             1.2%
    Business                                                                     533                 504             5.8
    Public                                                                        11                  12            (8.3)
                                                                    --------------------------------------
                                                                               1,655               1,614             2.5
                                                                    ======================================
For the year,
Access Minutes of Use (in millions)                                            7,567               7,218             4.8%
                                                                    ======================================

*1999 reflects a restatement of access lines in service.

OPERATING REVENUES
------------------
(Dollars in Millions)

Years Ended December 31,                                                                            2000                1999
------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                 $     545.8         $    521.4
Network access services                                                                              530.8              524.1
Long distance services                                                                                39.2               39.4
Other services                                                                                       118.0              168.9
                                                                                        --------------------------------------
Total                                                                                          $   1,233.8         $  1,253.8
                                                                                        ======================================

LOCAL SERVICES

                                                                Increase
--------------------------------------------------------------------------------
      2000 - 1999                                         $24.4           4.7%
--------------------------------------------------------------------------------

      Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

      Growth in local service revenues was driven primarily by higher usage of our network facilities as represented by an increase in access lines of 2.5%, in 2000 compared to 1999, generating additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services in 2000. Increased demand for our enhanced custom calling features, such as SmartCall(R) services, further contributed to the revenue increase in 2000.


NETWORK ACCESS SERVICES

                                                                Increase
--------------------------------------------------------------------------------
      2000 - 1999                                           $6.7          1.3%
--------------------------------------------------------------------------------

      Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Increased demand for special access services, reflecting a greater utilization of our network, was the primary reason for the increase in network access services revenues in 2000. Growth in access minutes of use of 4.8% in 2000 compared to 1999, resulting from increased customer demand, further contributed to the increase in revenues.

                            Verizon Northwest Inc.


      Volume-related growth was largely offset by price reductions associated with mandated interstate and intrastate access price reductions and other regulatory decisions. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. You can find additional information on FCC rulemakings concerning federal access rates, universal service and unbundling network elements in Item 1 "Description of Business, Operations - FCC Regulation and Interstate Rates." Further offsetting the increase was a special charge recorded in 2000 for a regulatory matter.

LONG DISTANCE SERVICES

                                                   (Decrease)
--------------------------------------------------------------------------------
      2000 - 1999                            $(0.2)          (0.5)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

      The decline in long distance revenues in 2000 was principally caused by a decrease in revenues from private network lines and the competitive effects of other providers of long distance services. These decreases were substantially offset by higher revenues from the resale of intraLATA long distance services.


OTHER SERVICES

                                                   (Decrease)
--------------------------------------------------------------------------------
      2000 - 1999                         $(50.9)           (30.1)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone and customer premises equipment
(CPE). Other services revenues also include directory services revenues.

      The decrease in other services revenues in 2000 was principally due to the impact of a change in the recognition of directory publishing revenues which resulted in a decrease in revenues (for further information, see Note 1 - Directory Publishing Revenues).


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

                                                     Increase
--------------------------------------------------------------------------------
      2000 - 1999                          $37.4               7.1%
--------------------------------------------------------------------------------

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

      The increase in operations and support expenses was primarily due to merger-related costs, the effect of higher work force levels and annual salary and wage increases for management and associate employees. Partially offsetting these increases were lower benefit costs principally due to a gain associated with lump-sum settlements of pension obligations for former GTE employees.

                            Verizon Northwest Inc.


DEPRECIATION AND AMORTIZATION

                                                     Increase
--------------------------------------------------------------------------------
      2000 - 1999                               $17.8         8.1%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased primarily due to continued investment in our network. Partially affecting the increase in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger.

EFFECTIVE INCOME TAX RATES

      Years Ended December 31,
--------------------------------------------------------------------------------
      2000                                            37.0%
--------------------------------------------------------------------------------
      1999                                            36.9%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the year ended December 31, 2000 compared to 1999 due to the decrease in 2000 pre-tax income, a reduction in investment tax credit amortization, the inclusion of an equity loss from an affiliate and non-recurring income tax expenses recorded in 2000.

      You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 9 to the consolidated financial statements.


OTHER MATTERS
-------------

Recent Accounting Pronouncements - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

      Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                            Verizon Northwest Inc.


Item  7A.      Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. We employ risk management strategies including the use of interest rate swap agreements to manage this exposure. We do not hold derivatives for trading purposes. Our objective in managing interest rate risk is to maintain a mix of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month. The interest rate swap agreements are used to convert a portion of our debt portfolio from a variable rate to a fixed rate.

      The following table summarizes the fair values of our long-term debt and interest rate derivatives as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                                                 December 31
                                                                                     -------------------------------------
(Dollars in Millions)                                                                           2000               1999
--------------------------------------------------------------------------------------------------------------------------
Fair value of long-term debt and interest rate derivatives                                    $733.0             $704.8
Fair value assuming a +100-basis-point shift                                                   694.8              664.7
Fair value assuming a -100-basis-point shift                                                   773.4              748.3

      It is our policy to enter into interest rate swap agreements only to the extent necessary to achieve the desired objectives of management in limiting our exposure to interest rate risk. We do not hedge all of our interest rate risk exposures in a manner that would completely eliminate the impact of changes in interest rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management activities.

Item  8.       Financial Statements and Supplementary Data

               The information required by this Item is set forth on Pages F-1 through F-21.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.

                                   PART III

Item 10.       Directors and Executive Officers of Registrant

               (Omitted pursuant to General Instruction I(2).)

Item 11.       Executive Compensation

               (Omitted pursuant to General Instruction I(2).)

Item 12.       Security Ownership of Certain Beneficial Owners and Management

               (Omitted pursuant to General Instruction I(2).)

Item 13.       Certain Relationships and Related Transactions

               (Omitted pursuant to General Instruction I(2).)

                            Verizon Northwest Inc.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

         (1)  Financial Statements

                    See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (2)  Financial Statement Schedules

                    See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (3)  Exhibits

                    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

      2.1 Agreement of Merger dated November 18, 1992, between Contel of the Northwest Inc. and GTE Northwest Incorporated. (Exhibit 2.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-2908.)

      3.1 Articles of Incorporation and amendments. (Exhibits to the registrant's Annual Reports on Form 10-K for the years ended December 31, 1986 and 1987, File No. 0-2908.)

      3.2 Amendment to Bylaws. (Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-2908.)

      3.3 Amendment to the Articles of Incorporation. (Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-2908.)

      4.1 Indenture dated as of April 1, 1994, between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee. (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909.)

      4.2 First Supplemental Indenture dated as of May 1, 1996, between GTE Northwest Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association.) (Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 333-2839.)

      23.1  Consent of Independent Auditors.

      23.2  Consent of Independent Public Accountants.


      (b)    Reports on Form 8-K:

                   There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

                            Verizon Northwest Inc.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Verizon Northwest Inc.


Date:  March 30, 2001                           By  /s/  Edwin F. Hall
                                                   -----------------------------
                                                         Edwin F. Hall
                                                         Controller






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ David R. Magnant                        President and Director              March 30, 2001
---------------------------------           (Principal Executive Officer)
    David R. Magnant


/s/ Lawrence R. Whitman                     Vice President-Finance &
------------------------------              Planning
    Lawrence R. Whitman                     (Principal Financial Officer)       March 30, 2001



/s/ Edwin F. Hall                           Controller                          March 30, 2001
--------------------------------------
    Edwin F. Hall


/s/ Elaine Marie Duncan                     Director                            March 30, 2001
--------------------------------
    Elaine Marie Duncan


/s/ Timothy J. McCallion                    Director                            March 30, 2001
--------------------------------
    Timothy J. McCallion

                             Verizon Northwest Inc.



        Index to Financial Statements and Financial Statement Schedule

                                                                                                          Page
                                                                                                          ----
Report of Independent Auditors - Ernst & Young LLP ..............................................          F-2

Report of Independent Public Accountants - Arthur Andersen LLP...................................          F-3

Consolidated Statements of Income
     For the years ended December 31, 2000, 1999 and 1998 .......................................          F-4

Consolidated Balance Sheets - December 31, 2000 and 1999.........................................          F-5

Consolidated Statements of Changes in Shareowner's Investment
     For the years ended December 31, 2000, 1999 and 1998 .......................................          F-7

Consolidated Statements of Cash Flows
     For the years ended December 31, 2000, 1999 and 1998 .......................................          F-8

Notes to Consolidated Financial Statements ......................................................          F-9

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 2000, 1999 and 1998........................................         F-22


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                            Verizon Northwest Inc.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareowner
Verizon Northwest Inc.

We have audited the accompanying consolidated balance sheet of Verizon Northwest Inc. (the Company) as of December 31, 2000 and the related consolidated statements of income, shareowner's investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon Northwest Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Ernst & Young LLP


New York, New York
February 1, 2001

                            Verizon Northwest Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareowner of Verizon Northwest Inc.:

We have audited the accompanying consolidated balance sheet of Verizon Northwest Inc. (a Washington corporation and wholly owned subsidiary of Verizon Communications Inc.) and subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in shareowner's investment and cash flows for each of the two years in the period then ended, as set forth under
Item 14 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon Northwest Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1999 and 1998 supporting schedule listed under Item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1999 and 1998 supporting schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the related financial statements taken as a whole.


/s/Arthur Andersen LLP


Dallas, Texas,
June 30, 2000

                            Verizon Northwest Inc.


                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                         2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $.3,  $46.5, and $44.4 from affiliate)                $ 1,233.8       $ 1,253.8      $ 1,184.1
                                                                                ---------------------------------------------
OPERATING EXPENSES
   Operations and support (including $153.8, $137.1 and $147.3 to affiliates)           563.3           525.9          564.7
   Depreciation and amortization                                                        237.1           219.3          207.2
                                                                                ---------------------------------------------
                                                                                        800.4           745.2          771.9
                                                                                ---------------------------------------------
OPERATING INCOME                                                                        433.4           508.6          412.2

OTHER INCOME (EXPENSE), NET (including $(.5), $.8 and $5.0 from affiliates)               (.5)            1.0             .7

INTEREST EXPENSE (including $4.4, $1.8 and $5.3 to affiliates)                           55.1            56.4           56.9
                                                                                ---------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                377.8           453.2          356.0
   AND EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                                                              139.9           167.0          132.1
                                                                                ---------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                        237.9           286.2          223.9

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                                --              --           (3.1)
                                                                                ---------------------------------------------

NET INCOME                                                                             $237.9          $286.2         $220.8
                                                                                =============================================

                 See Notes to Consolidated Financial Statements.

                            Verizon Northwest Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                     ASSETS

                                                                                                    December 31
                                                                                      --------------------------------------
                                                                                                 2000                1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                         $     .4            $    1.4
Short-term investments                                                                           30.1                11.1
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $13.2 and $17.9                      209.2               275.4
  Affiliates                                                                                     33.0                19.4
Material and supplies                                                                            18.0                16.9
Prepaid expenses                                                                                 12.4                 7.1
Deferred income taxes                                                                             2.4                  --
Net assets held for sale                                                                         16.6                16.0
Other                                                                                            15.6                  --
                                                                                      --------------------------------------
                                                                                                337.7               347.3
                                                                                      --------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 3,851.3             3,638.9
Less accumulated depreciation                                                                 2,387.7             2,269.9
                                                                                      --------------------------------------
                                                                                              1,463.6             1,369.0
                                                                                      --------------------------------------

PREPAID PENSION ASSET                                                                           266.7               176.7
                                                                                      --------------------------------------
OTHER ASSETS                                                                                     64.7                 7.7
                                                                                      --------------------------------------

TOTAL ASSETS                                                                                 $2,132.7            $1,900.7
                                                                                      ======================================

                 See Notes to Consolidated Financial Statements.

                            Verizon Northwest Inc.


                          CONSOLIDATED BALANCE SHEETS
                (Dollars in Millions, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT

                                                                                                  December 31
                                                                                    -----------------------------------------
                                                                                                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $   152.5            $    53.6
   Other                                                                                        201.6                  1.6
Accounts payable and accrued liabilities:
   Affiliates                                                                                    42.4                123.0
   Other                                                                                        143.9                135.1
Other current liabilities                                                                        59.5                 44.1
                                                                                    -----------------------------------------
                                                                                                599.9                357.4
                                                                                    -----------------------------------------

LONG-TERM DEBT                                                                                  564.7                765.8
                                                                                    -----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     31.5                 36.1
                                                                                    -----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           202.9                149.9
Other                                                                                            52.1                  1.1
                                                                                    -----------------------------------------
                                                                                                255.0                151.0
                                                                                    -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)

SHAREOWNER'S INVESTMENT
Common stock - $25 stated value per share                                                       448.0                448.0
   Authorized shares:    20,000,000
   Outstanding shares:   17,920,000
Contributed capital                                                                             137.8                 60.4
Reinvested earnings                                                                              95.8                 82.0
                                                                                    -----------------------------------------
                                                                                                681.6                590.4
                                                                                    -----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $ 2,132.7            $ 1,900.7
                                                                                    =========================================


                 See Notes to Consolidated Financial Statements.

                            Verizon Northwest Inc.


         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                        For the Years Ended December 31
                             (Dollars in Millions)

                                                                                2000               1999               1998
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                              $ 448.0            $ 448.0            $ 448.0
                                                                     --------------------------------------------------------
   Balance at end of year                                                      448.0              448.0              448.0
                                                                     --------------------------------------------------------

CONTRIBUTED CAPITAL
   Balance at beginning of year                                                 60.4               57.7               57.7
   Tax benefit from exercise of stock options                                     .4                2.7                 --
   Capital contribution in connection with merger                               77.0                 --                 --
                                                                     --------------------------------------------------------
   Balance at end of year                                                      137.8               60.4               57.7
                                                                     --------------------------------------------------------

REINVESTED EARNINGS
   Balance at beginning of year                                                 82.0               23.8              (28.8)
   Net income                                                                  237.9              286.2              220.8
   Dividends declared                                                         (147.0)            (228.0)            (168.2)
   Dividend paid in connection with merger                                     (77.0)                --                 --
   Other                                                                         (.1)                --                 --
                                                                     --------------------------------------------------------
   Balance at end of year                                                       95.8               82.0               23.8
                                                                     --------------------------------------------------------

TOTAL SHAREOWNER'S INVESTMENT                                                $ 681.6            $ 590.4            $ 529.5
                                                                     ========================================================

                 See Notes to Consolidated Financial Statements.

                            Verizon Northwest Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                    2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $237.9           $286.2           $220.8
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                 237.1            219.3            207.2
     Extraordinary item, net of tax                                                   --               --              3.1
     Equity loss from affiliate                                                       .8               --               --
     Deferred income taxes and investment tax credits, net                          47.4             44.7             58.9
     Employee benefit obligations                                                  (98.2)           (68.7)           (38.2)
     Provision for uncollectibles                                                   13.5             18.8             17.7
     Loss on sale of assets                                                           .5               --               --
     Other items, net                                                              (20.3)             6.7              3.5
     Changes in certain assets and liabilities:
       Accounts receivable                                                          33.4            (94.6)            29.7
       Material and supplies                                                        (1.1)            (1.8)             4.5
       Other assets                                                                 (8.5)             3.3            (12.2)
       Accounts payable and accrued liabilities                                     14.5            (11.7)            26.4
       Other current liabilities                                                    19.0             (4.8)           (28.9)
                                                                           --------------------------------------------------
Net cash provided by operating activities                                          476.0            397.4            492.5
                                                                           --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                (19.0)              --               --
Capital expenditures                                                              (355.1)          (246.4)          (285.4)
Other, net                                                                          10.8               .8               .3
                                                                           --------------------------------------------------
Net cash used in investing activities                                             (363.3)          (245.6)          (285.1)
                                                                           --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                              --               --            372.2
Principal repayments of borrowings
    and capital lease obligations                                                   (1.6)          (125.9)          (151.9)
Net change in note payable to affiliate                                             98.9            159.1           (235.9)
Dividends paid                                                                    (211.0)          (184.0)          (192.9)
                                                                           --------------------------------------------------
Net cash used in financing activities                                             (113.7)          (150.8)          (208.5)
                                                                           --------------------------------------------------

NET CHANGE IN CASH                                                                  (1.0)             1.0             (1.1)

CASH, BEGINNING OF YEAR                                                              1.4               .4              1.5
                                                                           --------------------------------------------------

CASH, END OF YEAR                                                                    $.4             $1.4              $.4
                                                                           ==================================================

                 See Notes to Consolidated Financial Statements.

                            Verizon Northwest Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Verizon Northwest Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). Our operations are in several Local Access and Transport Areas (LATAs) located in California, Idaho, Oregon and Washington. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes voice and data transport, enhanced and custom calling features, directory assistance and private lines. Long distance service includes message toll service within LATA boundaries and intraLATA Wide Area Toll Service/800 services. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs (interLATA service) to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance, billing and collection and pay telephone services.

Basis of Presentation

      We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

      The consolidated financial statements include the accounts of Verizon Northwest Inc. and its wholly owned subsidiary, Verizon West Coast Inc. All significant intercompany accounts and transactions have been eliminated.

      Our investment in Verizon Advanced Data Inc. (VADI), an affiliated company which provides new exchange access services, is accounted for using the equity method of accounting. At December 31, 2000, our ownership interest in VADI was 3.0%.

      We have reclassified certain amounts from prior periods to conform with our current presentation.

Revenue Recognition

      We recognize revenues when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter, retroactive to January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we now defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations for 2000. Our balance sheet at December 31, 2000 includes deferred activation costs as a component of Current assets - other ($13.1 million) and Other Assets ($52.3 million) and deferred activation revenues as a component of Current liabilities
- other ($13.1 million) and Deferred credits and other liabilities - other ($52.3 million).

Maintenance and Repairs

      We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses.

                            Verizon Northwest Inc.


Cash and Cash Equivalents

      We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

      Our short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

Material and Supplies

      We include in inventory new and reusable materials which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

Plant and Depreciation

      We state plant, property, and equipment at historical cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:


         Average Lives (in years)
         -----------------------------------------------------------------------
         Buildings                                                 30 - 35
         Central office equipment                                   8 - 10
         Outside communications plant                              15 - 40
         Furniture, vehicles and other                              3 - 10

      When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation.

      We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Computer Software Costs

      We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Verizon Communications was an increase in net income of approximately $560 million in 1999.

      Prior to adopting SOP No. 98-1, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

Interest Rate Swap Agreements

      We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. Interest rate swap agreements that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable rate debt. Under the accrual method, no amounts are recognized in our balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, is recognized as an adjustment to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Current Liabilities in our balance sheets. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the

                            Verizon Northwest Inc.


underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting. In this situation, the derivative is accounted for at fair value, and changes in the value are recorded in income.

Income Taxes

      Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

      Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," to each subsidiary as if it were a separate taxpayer.

      We use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

Advertising Costs

      We expense advertising costs as they are incurred.

Employee Benefit Plans

      We participate in the Verizon Communications benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Directory Publishing Revenues

          Consistent with industry practice, effective January 1, 2000, we changed our method of recognizing directory publishing revenues. Verizon Information Services Inc. (Directories), a wholly owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under our previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Directories in our operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Directories. Under the new method of revenue recognition, Directories now recognizes 100% of the directory publishing revenues. We, in turn, bill Directories for customer listing information and billing and collection services. As a result, our other services revenues and operating income for the year ended December 31, 2000 decreased $48.1 million and $43.5 million, respectively, compared to 1999.

Recent Accounting Pronouncements - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

      Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                            Verizon Northwest Inc.


Comprehensive Income

      We had no comprehensive income components for the years ended December 31, 2000, 1999 and 1998. Therefore, comprehensive income is the same as net income for all three years.

2.    COMPLETION OF MERGER

      On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

      The following table summarizes the one-time charges incurred for the merger:

                                                                                                     (Dollars in Millions)
  Year Ended December 31,                                                                                           2000
--------------------------------------------------------------------------------------------------------------------------
  Direct incremental costs                                                                                         $10.5
  Employee severance costs                                                                                          16.7
  Transition costs                                                                                                   2.8
                                                                                                        ------------------
  Total Merger-Related Costs                                                                                       $30.0
                                                                                                        ==================

      The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs and other charges and special items described below:

                                                                                                     (Dollars in Millions)
                                                                                                                     2000
--------------------------------------------------------------------------------------------------------------------------
                                                                  Charged to                        Asset
                                                                  Expense or                   Write-offs         End of
                                                                     Revenue    Payments        and Other           Year
--------------------------------------------------------------------------------------------------------------------------
  Merger-Related
  Direct incremental costs                                            $10.5        $(10.4)           $--            $.1
  Employee severance costs                                             16.7          (5.0)            .4           12.1
  Other Initiatives                                                      .5             --            --             .5
                                                              ------------------------------------------------------------
                                                                      $27.7        $(15.4)           $.4          $12.7
                                                              ------------------------------------------------------------

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $10.5 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $16.7 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accured Liabilities-Other.

                            Verizon Northwest Inc.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $2.8 million in 2000 (including $1.6 million allocated from Verizon Services).

Other Initiatives

      During the second quarter of 2000, we also recorded a $.5 million charge for other actions in relation to the Bell Atlantic-GTE merger.

Accounting Conformity Adjustments

       Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $2.4 million in 2000 and $4.9 million in 1999, and decreased $11.2 million in 1998.

3.     NET ASSETS HELD FOR SALE

       During May 1999, we entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This agreement consummates our previously announced 1998 plan to sell selected access lines located in California. The sale is contingent upon final agreements and regulatory approval and is expected to close during 2001. The associated net assets, which approximate $16.6 million and $16.0 million at December 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale". We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, depreciation expense was lowered by $2.7 million in 2000, $2.5 million in 1999 and $.6 million in 1998. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that we had in service at the end of 2000, and contributed approximately 1% to 2000 operating revenues and approximately 1% to 2000 operating income.


4.    PLANT, PROPERTY AND EQUIPMENT

      The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                                                 December 31
                                                                                    --------------------------------------
(Dollars in Millions)                                                                             2000               1999
--------------------------------------------------------------------------------------------------------------------------
Land                                                                                           $  13.0            $  13.0
Buildings                                                                                        252.8              247.5
Central office equipment                                                                       1,547.2            1,452.1
Outside communications plant                                                                   1,765.8            1,684.1
Furniture, vehicles and other work equipment                                                     188.7              192.2
Other                                                                                             43.2               25.2
Construction-in-progress                                                                          40.6               24.8
                                                                                    --------------------------------------
                                                                                               3,851.3            3,638.9
Accumulated depreciation                                                                      (2,387.7)          (2,269.9)
                                                                                    --------------------------------------
Total                                                                                         $1,463.6           $1,369.0
                                                                                    ======================================

      Based on the signing of a definitive agreement in 1999, the net book value of the access lines and related equipment held for sale has been reclassified to "Net assets held for sale" in the consolidated balance sheets at December 31, 1999 (see Note 3).

                            Verizon Northwest Inc.


5.    LEASES

      We lease certain facilities and equipment for use in our operations under both capital and operating leases. There were no significant capital lease obligations in 2000, 1999 and 1998.

      Capital lease amounts included in plant, property and equipment are as follows:

                                                                                                 December 31
                                                                                    --------------------------------------
(Dollars in Millions)                                                                            2000                1999
--------------------------------------------------------------------------------------------------------------------------
Capital leases                                                                                   $1.6                $1.6
Accumulated amortization                                                                          (.4)                 --
                                                                                    --------------------------------------
Total                                                                                            $1.2                $1.6
                                                                                    ======================================

      Total rent expense amounted to $15.4 million in 2000, $10.1 million in 1999 and $14.2 million in 1998.

      This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2000:


(Dollars in Millions)
Years                                                                                Capital Leases     Operating Leases
--------------------------------------------------------------------------------------------------------------------------
2001                                                                                          $ .8                 $2.8
2002                                                                                            --                  2.4
2003                                                                                            --                  2.1
2004                                                                                            --                  1.8
2005                                                                                            --                  1.8
Thereafter                                                                                      --                  2.0
                                                                                    --------------------------------------
Total minimum rental commitments                                                                .8               $ 12.9
                                                                                                       ===================
Less interest and executory costs                                                               .1
                                                                                    ------------------
Present value of minimum lease payments                                                         .7
Less current installments                                                                       .7
                                                                                    ------------------
Long-term obligation at December 31, 2000                                                     $ --
                                                                                    ==================

6.    DEBT

      Debt Maturing Within One Year

      Debt maturing within one year consists of the following at December 31:


(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (GTE Funding)                                                              $152.5         $53.6
Long-term debt maturing within one year                                                               201.6           1.6
                                                                                               ---------------------------
                                                                                                     $354.1         $55.2
                                                                                               ===========================
Weighted average interest rate for note payable outstanding at year-end
                                                                                                      6.55%         6.20%
                                                                                               ===========================

      We participate with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and have access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding's committed bi-lateral revolving lines of credit. As of December 31, 2000, we had a note payable with GTE Funding in the amount of $152.5 million which we are contractually obligated to pay.

                            Verizon Northwest Inc.


Long-Term Debt

      Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:


                                                                         Interest
Description                                                                  Rate     Maturity         2000         1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in Millions)
Seven year debenture                                                         7.375%      2001        $200.0       $200.0
Ten year debenture                                                            5.55       2008         200.0        200.0
Twelve year debenture                                                                    2010         175.0        175.0
                                                                               6.3
Thirty year debenture                                                        7.875       2026         175.0        175.0
Twenty year first mortgage bond                                               9.67       2010           7.5          8.4
                                                                                                --------------------------
                                                                                                      757.5        758.4
Unamortized discount and premium, net                                                                   8.1          7.6
Capital lease obligations - average rate 7.91% and 12.03%                                                .7          1.4
                                                                                                --------------------------
Total long-term debt, including current maturities                                                    766.3        767.4
Less maturing within one year                                                                         201.6          1.6
                                                                                                --------------------------
Total long-term debt                                                                                 $564.7       $765.8
                                                                                                ==========================

      The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of our indentures. None of the securities shown above were held in sinking or other special funds or pledged by us. Debt discounts and premiums on our outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of our telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

7.    FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

      We have entered into interest rate swap agreements to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of floating and fixed rate debt. These interest rate swap agreements have not significantly affected our relative proportion of variable and fixed interest expense.

      The following table provides additional information about our interest rate swap agreements. The notional amounts shown below are used to calculate interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements.


(Dollars in Millions)                                                   Notional                     Weighted Average Rate
Pay Fixed:                                                                Amount    Maturities         Receive         Pay
---------------------------------------------------------------------------------------------------------------------------
December 31:
2000                                                                      $ 20.0          2002            6.6%        6.8%
1999                                                                        20.0          2002            5.9%        6.8%

Concentrations of Credit Risk

      Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments, trade receivables and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $127.0 million in 2000, $116.3 million in 1999 and $138.5 million in 1998.

      The counterparties to the interest rate swap agreements are major financial institutions. These financial institutions have been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor the credit ratings of these counterparties. We generally do not give or receive collateral on interest rate swap agreements due to our credit rating and those of our counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial condition.

                            Verizon Northwest Inc.


Fair Values of Financial Instruments

      The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                    Valuation Method
-------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (GTE Funding) and short-term  Carrying amounts investments

 Debt (excluding capital leases)                         Future cash flows discounted at current rates

 Interest rate swap agreements                           Future cash flows discounted at current rates

                                                                       2000                             1999
                                                         --------------------------------- --------------------------------
                                                                Carrying                         Carrying
                                                                  Amount       Fair Value          Amount       Fair Value
-------------------------------------------------------- ---------------- ---------------- --------------- ----------------
                                                                               (Dollars in Millions)
Debt                                                             $918.1           $885.5          $819.6           $758.4
 Interest rate swap agreements                                       --               .3              --               .1

8.     EMPLOYEE BENEFITS

      We participate in the Verizon Communications benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon Communications.

      The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2000.

Pension and Other Postretirement Benefits

      Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                              Years ended December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Millions)                                      2000       1999        1998        2000        1999       1998
--------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit (income) cost                      $(29.2)    $(26.2)     $(21.7)      $10.2       $12.5       $2.7
                                                     ---------------------------------------------------------------------
 Termination benefits, curtailments and other, net         (8.9)       5.0         ---         ---         ---        ---
 Settlement gains                                         (51.7)     (41.2)        ---         ---         ---        ---
                                                     ---------------------------------------------------------------------
 Subtotal                                                 (60.6)     (36.2)        ---         ---         ---        ---
                                                     ---------------------------------------------------------------------

Total (income) cost                                      $(89.8)    $(62.4)     $(21.7)      $10.2       $12.5       $2.7
                                                     =====================================================================

      We recorded one-time costs for special termination benefits provided under voluntary and involuntary separation programs, curtailment losses and settlement gains. These curtailment losses and settlement gains are a result of the separation programs, as well as the required settlement gain or loss recognition, due to the fact that in 1999 and 2000, the Company's pension distributions surpassed the settlement threshold equal to the sum of service cost and interest cost requiring settlement gain or loss recognition for all cash settlements for the year.

                            Verizon Northwest Inc.

      Amounts recognized on the balance sheets consist of:

                                                                                                             December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                            2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                         $266.7           $176.7               ---              ---
 Employee benefit obligations                                     (.3)             (.3)           $(21.7)          $(31.4)

      The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

Assumptions

      The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                                         ----------------------------------
                                                                   Pension                      Healthcare and Life
                                                      ---------------------------------- ----------------------------------
                                                            2000       1999        1998        2000        1999       1998
----------------------------------------------------- ----------- ---------- ----------- ----------- ----------- ----------
Discount rate at end of year                               7.75%      8.00%       7.00%       7.75%       8.00%      7.00%
Long-term rate of return on plan assets for the year       9.25       9.00        9.00        8.00        8.00       8.00
Rate of future increases in compensation at end of         5.00       5.50        4.75         ---         ---        ---
   year
Medical cost trend rate at end of year                                                       5.00        6.50       6.75
   Ultimate (year 2001)                                                                      5.00        5.50       5.50

Savings Plans and Employee Stock Ownership Plans

      Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan cost based on our matching obligation attributed to our participating management employees. In addition to the ESOP, Verizon Communications also maintains a savings plan for non-management employees. We recorded total savings plan costs of $5.2 million in 2000, $3.0 million in 1999 and $3.5 million in 1998.

9.    INCOME TAXES

      The components of income tax expense (benefit) are presented in the following table:

                                                                                          Years ended December 31
                                                                                   ---------------------------------------
(Dollars in Millions)                                                                     2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                             $ 87.4        $113.4       $ 71.0
    State and local                                                                        5.1           8.9          2.2
                                                                                   ---------------------------------------
                                                                                          92.5         122.3         73.2
                                                                                   ---------------------------------------
Deferred:
    Federal                                                                               43.8          42.4         55.0
    State and local                                                                        3.6           2.8          4.8
                                                                                   ---------------------------------------
                                                                                          47.4          45.2         59.8
                                                                                   ---------------------------------------

Investment tax credits                                                                       --          (.5)         (.9)
                                                                                   ---------------------------------------
Total income tax expense                                                                $139.9        $167.0       $132.1
                                                                                   =======================================

                            Verizon Northwest Inc.


      The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                               Years ended December 31
                                                                        ---------------------------------------
                                                                               2000          1999         1998
---------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                              35.0%         35.0%        35.0%
Investment tax credits                                                           --           (.1)         (.3)
State income taxes, net of federal tax benefits                                 1.5           1.7          1.3
Other, net                                                                       .5            .3          1.1
                                                                        ---------------------------------------
Effective income tax rate                                                      37.0%         36.9%        37.1%
                                                                        =======================================

      Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                            December 31
                                                                                     --------------------------
(Dollars in Millions)                                                                        2000         1999
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                                             $112.8        $92.5
  Pension                                                                                    99.4         67.3
  Other                                                                                      16.6         20.6
                                                                                     --------------------------
                                                                                            228.8        180.4
                                                                                     --------------------------
Deferred tax assets:
  Employee benefits                                                                         (24.2)       (24.6)
  Other                                                                                      (4.1)        (2.2)
                                                                                     --------------------------
                                                                                            (28.3)       (26.8)
                                                                                     --------------------------
Net deferred tax liability                                                                 $200.5       $153.6
                                                                                     ==========================

      Deferred tax assets include approximately $14.7 million at December 31, 2000 and $15.1 million at December 31, 1999 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

10.   ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our financial statements:

                                                                                            December 31
                                                                                     --------------------------
(Dollars in Millions)                                                                        2000         1999
---------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable                                                                         $ 97.9       $100.8
  Accrued vacation pay                                                                       14.3         12.2
  Accrued expenses                                                                           31.2         11.3
  Accrued taxes                                                                              30.5         57.4
  Dividends payable                                                                            --         64.0
  Interest payable                                                                           12.4         12.4
                                                                                     ------------- ------------
                                                                                          $ 186.3      $ 258.1
                                                                                     ============= ============
Other current liabilities:
  Advanced billings and customer deposits                                                  $ 30.8       $ 27.6
  Current deferred income taxes                                                                --          3.7
  Other                                                                                      28.7         12.8
                                                                                     --------------------------
                                                                                           $ 59.5       $ 44.1
                                                                                     ==========================

                            Verizon Northwest Inc.

                                                                                        Years ended December 31
                                                                            ----------------------------------------
(Dollars in Millions)                                                              2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                         $ 126.0       $ 109.1        $ 90.1
  Interest, net of amounts capitalized                                             63.5          59.0          49.2

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                              55.1          56.4          56.9
Capitalized interest                                                                1.8           1.3           1.4
Advertising expense                                                                 7.7           4.8           2.4


      Advertising expense includes $7.5 million in 2000, $4.8 million in 1999 and $2.4 million in 1998 allocated to us by various affiliated companies.

11.   TRANSACTIONS WITH AFFILIATES

      Our financial statements include transactions with GTE Communication Systems Corporation (GTE Communication Systems), Verizon Information Services Inc., Verizon Data Services Inc., Verizon Services Corp. (Verizon Services), GTE Funding, GTE and various other affiliates.

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at the lower of cost, including a return realized by GTE Communication Systems.

      We have an agreement to provide subscriber lists, billing and collection and other services to Verizon Information Services Inc. (Directories). Effective in 2000, the directory publishing agreement was revised. (See Note 1 - Directory Publishing Revenues). Directories bills us for printing and other costs associated with regulatory requirements included in the telephone directories, including the cost of any Extended Area Service sections in the directories. Directories also bills us for any advertising we place in the telephone directories.

      Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

      The services provided by Verizon Services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Cost may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

      We recognize interest expense/income in connection with contractual arrangements with GTE and GTE Funding to provide short-term financing, investing and cash management services to us (see Note 6).

      In December 2000, we transferred our advanced data assets, with a net book value of approximately $7 million, for a 3.0% indirect ownership interest in Verizon Advanced Data Inc. (VADI). VADI is an affiliated company which provides new exchange access services. In connection with our investment, we record equity income/(losses).

      We also declared and paid dividends to our parent, GTE.

                            Verizon Northwest Inc.


      Transactions with affiliates are summarized as follows:

                                                                                        Years ended December 31
                                                                               -------------------------------------------
(Dollars in Millions)                                                                  2000           1999          1998
--------------------------------------------------------------------------------------------------------------------------
 Operating revenues:
   Verizon Information Services Inc.                                                     $.3          $46.5         $44.4
                                                                               -------------------------------------------

 Operating expenses:
   GTE Communication Systems                                                            21.6           27.7          20.9
   Verizon Information Services Inc.                                                    10.7           13.1           1.4
   Verizon Data Services Inc.                                                           29.4           26.1          38.9
   Verizon Services                                                                     92.1           70.2          86.1
                                                                               -------------------------------------------
                                                                                       153.8          137.1         147.3
                                                                               -------------------------------------------
 Other income:
      Interest income from GTE Funding                                                    --             .7           1.5
      Interest income from parent, GTE                                                    .3             .1           3.5
      Equity loss from VADI                                                              (.8)            --            --
                                                                               -------------------------------------------
                                                                                         (.5)            .8           5.0
                                                                               -------------------------------------------
 Interest expense:
      Interest expense to GTE Funding                                                    4.0            1.7           5.3
      Interest expense to parent, GTE                                                     .4             .1            --
                                                                               -------------------------------------------
                                                                                         4.4            1.8           5.3
                                                                               -------------------------------------------
 Dividends to parent, GTE Corporation:
     Dividends declared                                                                147.0          228.0         168.2
     Dividend declared in connection with merger                                        77.0             --            --
                                                                               -------------------------------------------
                                                                                       224.0          228.0         168.2
                                                                               -------------------------------------------
 Capital contribution from parent in connection with merger                             77.0             --            --
                                                                               -------------------------------------------
 Plant, property and equipment:
     Purchases from GTE Communication Systems                                           59.8           42.6          40.6
                                                                               -------------------------------------------

      Outstanding balances with affiliates are reported on the balance sheets at December 31, 2000 and 1999 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

      On February 1, 2001, we declared and paid a dividend in the amount of $40.0 million to our parent, GTE.


12.   COMMITMENTS AND CONTINGENCIES

      Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but could have a material effect on our results of operations.

          Several state and federal matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

           Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

13.   SEGMENT INFORMATION

      We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.

                            Verizon Northwest Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                              (Dollars in Millions)

                                                                  Additions
                                                      ----------------------------------
                                         Balance at                          Charged to
                                       Beginning of        Charged to    Other Accounts        Deductions    Balance at End
Description                                  Period          Expenses           Note(a)          Note (b)         of Period
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2000                                      $17.9             $13.5             $19.9             $38.1             $13.2

Year 1999                                      $15.5             $18.8             $ 3.7             $20.1             $17.9

Year 1998                                      $14.5             $17.7             $ 4.8             $21.5             $15.5

Merger Related Costs:

Year 2000                                      $  --             $27.7              $ --             $15.0             $12.7


(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)      Amounts written off as uncollectible, utilized or paid.

                            Verizon Northwest Inc.

                                 EXHIBIT INDEX


                    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

      2.1 Agreement of Merger dated November 18, 1992, between Contel of the Northwest Inc. and GTE Northwest Incorporated. (Exhibit 2.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-2908.)

      3.1 Articles of Incorporation and amendments. (Exhibits to the registrant's Annual Reports on Form 10-K for the years ended December 31, 1986 and 1987, File No. 0-2908.)

      3.2 Amendment to Bylaws. (Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-2908.)

      3.3 Amendment to the Articles of Incorporation. (Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-2908.)

      4.1 Indenture dated as of April 1, 1994, between GTE Northwest Incorporated and Bank of America National Trust and Savings Association, as Trustee. (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-52909.)

      4.2 First Supplemental Indenture dated as of May 1, 1996, between GTE Northwest Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association.) (Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 333-2839.)

     23.1   Consent of Independent Auditors.

     23.2   Consent of Independent Public Accountants.