Form 10-Q
period 2001-06-30
VERIZON NORTHWEST INC
filed 2001-08-14
CIK 40877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                              ---------------------



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

                             Verizon Northwest Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                           -----------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                      2001            2000            2001            2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $.1, $.1, $.2 and $.1 from affiliates)                 $323.6          $305.3          $638.8          $606.8
                                                             -----------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $25.3, $28.9, $49.4 and
  $58.5 to affiliates)                                                136.3           136.7           273.9           260.1
Depreciation and amortization                                          61.4            59.3           121.2           114.9
                                                             -----------------------------------------------------------------
                                                                      197.7           196.0           395.1           375.0
                                                             -----------------------------------------------------------------

OPERATING INCOME                                                      125.9           109.3           243.7           231.8

OTHER EXPENSE, NET
  (including $5.0, $0, $8.4 and $0 from affiliates)                     5.0             ---             8.4             ---

INTEREST EXPENSE
  (including $3.9, $.9, $5.5 and $1.5 to affiliate)                    14.2            13.7            28.1            27.2
                                                             -----------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                              106.7            95.6           207.2           204.6

PROVISION FOR INCOME TAXES                                             41.3            37.6            79.7            77.8
                                                             -----------------------------------------------------------------

NET INCOME                                                           $ 65.4          $ 58.0          $127.5          $126.8
                                                             =================================================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                      June 30, 2001      December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                            $    9.1               $     .4
Short-term investments                                                                              17.1                   30.1
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $12.9 and $13.2                       211.5                  209.2
    Affiliates                                                                                      43.2                   33.0
Material and supplies                                                                               23.3                   18.0
Prepaid expenses                                                                                     5.7                   12.4
Deferred income taxes                                                                                4.6                    2.4
Net assets held for sale                                                                            17.2                   16.6
Other                                                                                               22.5                   15.6
                                                                                    ---------------------------------------------
                                                                                                   354.2                  337.7
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    3,965.6                3,851.3
Less accumulated depreciation                                                                    2,463.9                2,387.7
                                                                                    ---------------------------------------------
                                                                                                 1,501.7                1,463.6
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              281.2                  266.7
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        51.0                   64.7
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $2,188.1               $2,132.7
                                                                                    =============================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions)                                                                      June 30, 2001     December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                    $ 335.3               $ 152.5
    Other                                                                                            1.6                 201.6
Accounts payable and accrued liabilities:
    Affiliates                                                                                      30.9                  42.4
    Other                                                                                          142.9                 143.9
Other liabilities                                                                                   65.9                  59.5
                                                                                    ---------------------------------------------
                                                                                                   576.6                 599.9
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     565.0                 564.7
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                        67.0                  31.5
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              214.6                 202.9
Other                                                                                               43.8                  52.1
                                                                                    ---------------------------------------------
                                                                                                   258.4                 255.0
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $25 - stated value per share                                                          448.0                 448.0
  Authorized shares:   20,000,000
  Outstanding shares:  17,920,000
Contributed capital                                                                                137.8                 137.8
Reinvested earnings                                                                                135.3                  95.8
                                                                                    ---------------------------------------------
                                                                                                   721.1                 681.6
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,188.1              $2,132.7
                                                                                    =============================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Six Months Ended June 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                               2001                   2000
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 259.5                $ 317.6
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            13.0                    ---
Capital expenditures                                                                          (163.6)                (155.8)
Other, net                                                                                       5.0                    (.1)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                         (145.6)                (155.9)
                                                                                    ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                              (200.0)                   ---
Net change in note payable to affiliate                                                        182.8                  (32.9)
Dividends paid                                                                                 (88.0)                (130.0)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                         (105.2)                (162.9)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               8.7                   (1.2)

CASH, BEGINNING OF PERIOD                                                                         .4                    1.4
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                          $   9.1                $    .2
                                                                                    =============================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Verizon Northwest Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.    Dividend

      On August 1, 2001, we declared and paid a dividend in the amount of $48.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. The impact of the adoption of SFAS No. 133 on our financial statements was not material.

6.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial

                            Verizon Northwest Inc.

recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.     Merger Charges

       In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $16.7 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $10.5 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

       In addition, we recorded pre-tax merger-related transition costs of $5.3 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $8.1 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.5 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger.

      Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $2.4 million for the six month period ended June 30, 2000.

8.    Shareowner's Investment

                                                            Common          Contributed          Reinvested
(Dollars in Millions)                                        Stock              Capital            Earnings
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                $448.0               $137.8              $ 95.8
Net income                                                                                            127.5
Dividends declared                                                                                    (88.0)
                                                  ----------------------------------------------------------
Balance at June 30, 2001                                    $448.0               $137.8              $135.3
                                                  ==========================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

9.    Net Assets Held for Sales

      During May 1999, we entered into an agreement to sell approximately 14,000 switched access lines located in California to Citizens Utilities Company. This agreement consummates our previously announced 1998 plan to sell selected access lines located in California. The sale is contingent upon final agreements and regulatory approval, the latter of which has been obtained, and is expected to close during 2001. The associated net assets, which approximate $17.2 million and $16.6 million at June 30, 2001 and December 31, 2000, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during 2001 or 2000 in accordance with SFAS No. 121. Accordingly, depreciation expense was lowered by $.7 million and $1.3 million for the three and six months ended June 30, 2001 and $.7 million and $1.3 million for the three and six months ended June 30, 2000, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1.0% of the switched access lines that we had in service at the end of 2000, and contributed approximately 1.0% to 2000 operating revenues and approximately 1.0% to 2000 operating income.

                             Verizon Northwest Inc.

10.   Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

      Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $127.5 million for the six month period ended June 30, 2001, compared to net income of $126.8 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our consolidated statements of income for each period:

                                                                                                      (Dollars in Millions)
Six Months Ended June 30,                                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                                       $ ---                $   .4
   Other charges and special items                                                                ---                   1.0
                                                                                      -----------------------------------------
                                                                                                  ---                   1.4
                                                                                      -----------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                               ---                  10.5
  Bell Atlantic-GTE merger severance costs                                                        ---                  16.7
  Bell Atlantic-GTE merger transition costs                                                       5.3                   ---
  Bell Atlantic-GTE merger related costs                                                          ---                    .5
  Other charges and special items                                                                 ---                    .3
                                                                                      -----------------------------------------
                                                                                                  5.3                  28.0
                                                                                      -----------------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic-GTE merger accounting conformity adjustments                                     ---                  (2.4)
                                                                                      -----------------------------------------
Interest Expense
   Regulatory contingency                                                                         ---                    .1
                                                                                      -----------------------------------------
Net impact on pre-tax income                                                                    $ 5.3                $ 27.1
                                                                                      =========================================

      What follows is a further explanation of the nature of these special items.

Merger Charges

       In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $16.7 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $10.5 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $5.3 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.5 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger.

      Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $2.4 million for the six month period ended June 30, 2000.

                             Verizon Northwest Inc.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $.5 million. We recorded a reduction to operating revenue in the amount of $.4 million and a charge to interest expense of $.1 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.3 million pre-tax.

      These and other items affecting the comparison of our results of operations for the six month period ended June 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)


Six Months Ended June 30,                                            2001                 2000
------------------------------------------------------------------------------------------------
Local services                                                     $290.5               $273.9
Network access services                                             278.8                263.7
Long distance services                                               18.4                 20.2
Other services                                                       51.1                 49.0
                                                       -----------------------------------------
Total                                                              $638.8               $606.8
                                                       =========================================

LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $16.6         6.1%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Growth in local service revenues was driven primarily by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements, increased demand for our value-added services as a result of new packaging of services, and the implementation of the Oregon Universal Service Fund (USF) order. These increases were partially offset by the effect of regulatory matters in the state of Washington in 2000. Local service revenues also reflect the impact of an economic slowdown during the first half of 2001.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $15.1         5.7%
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

       The growth in network access revenues was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. To a lesser extent, the effect of a regulatory matter in 2000 also contributed to the increase in network access revenues.

                             Verizon Northwest Inc.

       Volume-related growth was partially offset by mandated price reductions on certain intrastate and interstate access services and other regulatory decisions. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

      2001 - 2000                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(1.8)       (8.9)%
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


OTHER SERVICES

      2001 - 2000                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $2.1         4.3%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      The growth in other service revenues was primarily attributable to higher revenues received from affiliates and from our billing and collection services.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $13.8         5.3%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      Operations and support expenses increased primarily due to the effect of pre-tax gains recorded in the first half of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees.

      This cost increase was partially offset by the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operating costs have also decreased due to declining work force levels, business integration activities and a reduction in materials and supplies. The first six months of 2001 reflects a reduction in

                             Verizon Northwest Inc.

directory publishing expenses allocated from an affiliate and lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks.

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


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $6.3         5.5%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services. This factor was partially offset by the effect of lower rates of depreciation. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.


OTHER EXPENSE, NET

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $8.4       ---
--------------------------------------------------------------------------------

      The change in other expense, net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At June 30, 2001, our ownership in VADI was 2.99%.


INTEREST EXPENSE

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $.9           3.3%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first six months of 2001, compared to the same period in 2000, primarily due to higher levels of average borrowings with an affiliate, partially offset by higher capitalized interest costs associated with telephone plant under construction.

                             Verizon Northwest Inc.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2001                                                      38.5%
--------------------------------------------------------------------------------
      2000                                                      38.0%
--------------------------------------------------------------------------------

       The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was higher for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to the effect of equity losses associated with our investment in VADI, for which we do not recognize income tax benefits. This factor was partially offset by a decrease in non-recurring income tax expense.


OTHER MATTERS
-------------
Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

       SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

       SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                             Verizon Northwest Inc.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                            Verizon Northwest Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Verizon Northwest Inc.



Date:  August 13, 2001                 By  /s/ Edwin F. Hall
                                          ---------------------------
                                               Edwin F. Hall
                                               Controller


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.