Form 10-Q
period 2002-03-31
VERIZON NORTHWEST INC
filed 2002-05-15
CIK 40877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                             Verizon Northwest Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended March 31,
                                                                   ----------------------------------
(Dollars in Millions) (Unaudited)                                           2002          2001
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $20.8 and $19.3 from affiliates)                            $305.5        $315.2
                                                                   ----------------------------------
OPERATING EXPENSES
Operations and support (including $43.0 and $28.4 to affiliates)           141.3         137.6
Depreciation and amortization                                               60.4          59.8
                                                                   ----------------------------------
                                                                           201.7         197.4
                                                                   ----------------------------------

OPERATING INCOME                                                           103.8         117.8

OTHER INCOME AND (EXPENSE), NET
   (including $.1 and $(3.4) from affiliates)                                 .1          (3.4)

INTEREST EXPENSE
   (including $1.5 and $1.6 to affiliate)                                   11.1          13.9
                                                                   ----------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    92.8         100.5

PROVISION FOR INCOME TAXES                                                  33.9          38.4
                                                                   ----------------------------------

NET INCOME                                                                $ 58.9        $ 62.1
                                                                   ==================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                             March 31, 2002     December 31, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
CURRENT ASSETS
Cash                                                                                   $      .1             $      .1
Short-term investments                                                                      23.1                  34.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $16.2 and $14.6               180.4                 192.6
    Affiliates                                                                              62.0                  32.3
Material and supplies                                                                       19.6                  15.9
Prepaid expenses                                                                             9.9                   8.2
Deferred income taxes                                                                         --                    .1
Other                                                                                       23.4                  23.5
                                                                                -----------------------------------------
                                                                                           318.5                 306.9
                                                                                -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                            4,122.3               4,049.0
Less accumulated depreciation                                                            2,557.3               2,508.2
                                                                                -----------------------------------------
                                                                                         1,565.0               1,540.8
                                                                                -----------------------------------------

PREPAID PENSION ASSET                                                                      301.9                 295.2
                                                                                -----------------------------------------

OTHER ASSETS                                                                                51.2                  53.8
                                                                                -----------------------------------------

TOTAL ASSETS                                                                           $ 2,236.6             $ 2,196.7
                                                                                =========================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                              March 31, 2002    December 31, 2001
---------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                           $   251.0            $   286.7
    Other                                                                      .9                   .9
Accounts payable and accrued liabilities:
    Affiliates                                                              100.1                 50.6
    Other                                                                   142.9                162.7
Other liabilities                                                            80.8                 82.2
                                                                 ----------------------------------------
                                                                            575.7                583.1
                                                                 ----------------------------------------

LONG-TERM DEBT                                                              564.4                564.3
                                                                 ----------------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                 71.2                 71.1
                                                                 ----------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                       235.9                225.4
Other                                                                        48.4                 50.4
                                                                 ----------------------------------------
                                                                            284.3                275.8
                                                                 ----------------------------------------
SHAREOWNER'S INVESTMENT
Common stock $25 - stated value per share                                   448.0                448.0
  Authorized shares:   20,000,000
  Outstanding shares:  17,920,000
Contributed capital                                                         165.6                155.9
Reinvested earnings                                                         127.4                 98.5
                                                                 ----------------------------------------
                                                                            741.0                702.4
                                                                 ----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                           $ 2,236.6            $ 2,196.7
                                                                 ========================================


            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                    -----------------------------------
(Dollars in Millions) (Unaudited)                            2002              2001
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $130.0           $ 174.7
                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                         11.1               3.2
Capital expenditures                                        (75.4)            (74.2)
Investment in unconsolidated business                        (9.7)               --
Other, net                                                     --                .9
                                                    -----------------------------------
Net cash used in investing activities                       (74.0)            (70.1)
                                                    -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable to affiliate                         (35.7)            (60.3)
Dividends paid                                              (30.0)            (40.0)
Capital contribution from parent                              9.7                --
                                                    -----------------------------------
Net cash used in financing activities                       (56.0)           (100.3)
                                                    -----------------------------------
NET CHANGE IN CASH                                             --               4.3

CASH, BEGINNING OF PERIOD                                      .1                .4
                                                    -----------------------------------
CASH, END OF PERIOD                                        $   .1         $     4.7
                                                    ===================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      Verizon Northwest Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adpotion of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or other intangible assets at December 31, 2001 and 2000.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

4.    Dividend

      On May 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $41.0 million to GTE.

                             Verizon Northwest Inc.

5.    Shareowner's Investment

                                                             Contributed    Reinvested
(Dollars in Millions)                         Common Stock       Capital      Earnings
-----------------------------------------------------------------------------------------
Balance at December 31, 2001                        $448.0        $155.9        $ 98.5
Net income                                                                        58.9
Dividend declared to GTE                                                         (30.0)
Capital contribution from GTE                                        9.7
                                             --------------------------------------------
Balance at March 31, 2002                           $448.0        $165.6        $127.4
                                             ============================================

      Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

6.    Commitments and Contingencies

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

7.    Investment in Verizon Ventures III Inc.

      In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we have accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred assets to us in the jurisdictions of Idaho and Oregon. Ventures III transferred advanced data assets back to us with an aggregate net book value of $13.2 million in Washington on January 1, 2002. In consideration of the transfer of these assets we have surrendered our common stock in Ventures III and remitted certain cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $9.7 million in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

8.    Employee Severance Costs

      In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $16.7 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. During the forth quarter of 2001, we recorded a special charge of $3.0 million, as recorded under SFAS No. 112, for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $9.4 million.

                             Verizon Northwest Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $58.9 million for the three month period ended March 31, 2002, compared to net income of $62.1 million for the same period in 2001.

Verizon Ventures III

       During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. In the fourth quarter of 2001 and the first quarter of 2002, after required state regulatory approvals were obtained, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See Note 7 to the Condensed Consolidated Financial Statements.)

       This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), net, and the Provision for income taxes, as described below.


OPERATING REVENUES
------------------
(Dollars in Millions)

                                               Three Months Ended March 31,
                                          -------------------------------------
                                                   2002            2001
-------------------------------------------------------------------------------
Local services                                   $131.5          $143.2
Network access services                           137.7           139.7
Long distance services                              8.4             9.3
Other services                                     27.9            23.0
                                          -------------------------------------
Total                                            $305.5          $315.2
                                          =====================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.


LOCAL SERVICES

      2002 - 2001                                           (Decrease)
--------------------------------------------------------------------------------
      Three Months                                      $(11.7)       (8.2)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

                             Verizon Northwest Inc.

      Local service revenues decreased in the first three months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 3.2% from March 31, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for interconnection of their network with our network and price reductions for some basic wireline services, further contributed to the decrease in local service revenues.


NETWORK ACCESS SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Three Months                                       $(2.0)       (1.4)%
--------------------------------------------------------------------------------

       Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

       Network access service revenue declined in the first three months of 2002 primarily due to mandated and contractual price reductions on intrastate and interstate access services and other regulatory decisions. The impact of the slowing economy also affected network access service revenues in 2002. These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services and by the impact of the reintegration of Ventures III.


LONG DISTANCE SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(.9)       (9.7)%
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

       Long distance service revenues declined in the first three months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy.


OTHER SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Three Months                                         $4.9        21.3%
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

      The growth in other service revenues in the first three months of 2002 was primarily due to increased revenue from CPE sales.

                             Verizon Northwest Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Three Months                                         $3.7         2.7%
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

      The increase in operations and support expenses was primarily attributable to higher centralized services expenses allocated to us by Verizon Services. The reintegration of Ventures III also contributed to the increase in operations and support expenses for the three months ended March 31, 2002. These increases were partially offset by lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Lower employee costs principally associated with declining workforce levels, as well as lower overtime for repair and maintenance activity mainly as a result of reduced volumes at our dispatch and call centers further reduced operations and support expenses during the three month period ended March 31, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Three Months                                          $.6         1.0%
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

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs. This increase was partially offset by the effect of lower rates of depreciation.


OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Three Months                                         $3.5        102.9%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

                             Verizon Northwest Inc.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(2.8)      (20.1)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first three months of 2002, over the same period in 2001, primarily due to the effect of maturing long-term debt and lower interest rates on short-term debt with an affiliate. These decreases were partially offset by the effect of higher levels of short-term debt with an affiliate.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2002                                                     36.5%
--------------------------------------------------------------------------------
      2001                                                     38.2%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits and by a decrease in non-recurring income tax expense.


OTHER MATTERS
-------------

Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

                             Verizon Northwest Inc.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   Exhibit
                   Number
                   ------

                     12       Computation of Ratio of Earnings to Fixed Charges.

              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                             Verizon Northwest Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Verizon Northwest Inc.



Date:  May 15, 2002                By  /s/ Edwin F. Hall
                                       --------------------------------
                                           Edwin F. Hall
                                           Controller

        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.