Form 10-Q
period 2002-06-30
VERIZON NORTHWEST INC
filed 2002-08-14
CIK 40877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


  (Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                             Verizon Northwest Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                                       -------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                             2002              2001         2002            2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $19.1, $27.3, $39.9 and $46.6 from affiliates)               $298.4            $323.6       $603.9          $638.8
                                                                       -------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $48.3, $36.2, $91.3 and
    $64.6 to affiliates)                                                     173.4             136.3        314.7           273.9
Depreciation and amortization                                                 60.8              61.4        121.2           121.2
                                                                       -------------------------------------------------------------
                                                                             234.2             197.7        435.9           395.1
                                                                       -------------------------------------------------------------

OPERATING INCOME                                                              64.2             125.9        168.0           243.7

OTHER INCOME AND (EXPENSE), NET
    (including $0, $(5.0), $.1 and $(8.4) from affiliates)                      .2              (5.0)          .3            (8.4)

INTEREST EXPENSE
    (including $1.4, $3.9, $2.9 and $5.5 to affiliate)                        10.7              14.2         21.8            28.1
                                                                       -------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      53.7             106.7        146.5           207.2

PROVISION FOR INCOME TAXES                                                    19.5              41.3         53.4            79.7
                                                                       -------------------------------------------------------------

NET INCOME                                                                  $ 34.2            $ 65.4       $ 93.1          $127.5
                                                                       =============================================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                      June 30, 2002       December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                            $     --                $     .1
Short-term investments                                                                              12.0                    34.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $31.8 and $14.6                       159.8                   192.6
    Affiliates                                                                                      76.3                    32.3
Material and supplies                                                                               16.9                    15.9
Prepaid expenses                                                                                    10.0                     8.2
Deferred income taxes                                                                                2.6                      .1
Other                                                                                               22.9                    23.5
                                                                                          -----------------------------------------
                                                                                                   300.5                   306.9
                                                                                          -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    4,169.5                 4,049.0
Less accumulated depreciation                                                                    2,604.4                 2,508.2
                                                                                          -----------------------------------------
                                                                                                 1,565.1                 1,540.8
                                                                                          -----------------------------------------

PREPAID PENSION ASSET                                                                              308.3                   295.2
                                                                                          -----------------------------------------

OTHER ASSETS                                                                                        51.9                    53.8
                                                                                          -----------------------------------------

TOTAL ASSETS                                                                                    $2,225.8                $2,196.7
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

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                   June 30, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate                                                           $  290.3                $  286.7
  Other                                                                                     .9                      .9
Accounts payable and accrued liabilities:
  Affiliates                                                                             100.4                    50.6
  Other                                                                                   92.0                   162.7
Other liabilities                                                                         78.7                    82.2
                                                                                -----------------------------------------
                                                                                         562.3                   583.1
                                                                                -----------------------------------------

LONG-TERM DEBT                                                                           564.5                   564.3
                                                                                -----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                              71.1                    71.1
                                                                                -----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                    245.3                   225.4
Other                                                                                     48.4                    50.4
                                                                                -----------------------------------------
                                                                                         293.7                   275.8
                                                                                -----------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $25 - stated value per share                                                448.0                   448.0
  Authorized shares: 20,000,000
  Outstanding shares: 17,920,000
Contributed capital                                                                      165.6                   155.9
Reinvested earnings                                                                      120.6                    98.5
                                                                                -----------------------------------------
                                                                                         734.2                   702.4
                                                                                -----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                         $2,225.8                $2,196.7
                                                                                =========================================


            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Northwest Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended June 30,
                                                                                  ---------------------------------------
(Dollars in Millions) (Unaudited)                                                         2002                    2001
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $ 171.7                 $ 259.5
                                                                                  ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                      22.2                    13.0
Capital expenditures                                                                    (126.5)                 (163.6)
Investment in unconsolidated business                                                     (9.7)                     --
Other, net                                                                                 (.1)                    5.0
                                                                                  ---------------------------------------
Net cash used in investing activities                                                   (114.1)                 (145.6)
                                                                                  ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings                                                          --                  (200.0)
Change in note payable to affiliate                                                        3.6                   182.8
Dividends paid                                                                           (71.0)                  (88.0)
Capital contribution from parent                                                           9.7                      --
                                                                                  ---------------------------------------
Net cash used in financing activities                                                    (57.7)                 (105.2)
                                                                                  ---------------------------------------

NET CHANGE IN CASH                                                                         (.1)                    8.7

CASH, BEGINNING OF PERIOD                                                                   .1                      .4
                                                                                  ---------------------------------------

CASH, END OF PERIOD                                                                    $    --                 $   9.1
                                                                                  =======================================


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

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or other intangible assets at December 31, 2001 and 2000.

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

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                             Verizon Northwest Inc.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $32.0 million to GTE.

5.    Shareowner's Investment


                                                                    Contributed         Reinvested
(Dollars in Millions)                          Common Stock             Capital           Earnings
------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         $448.0              $155.9             $ 98.5
Net income                                                                                    93.1
Dividends declared to GTE                                                                    (71.0)
Capital contribution from GTE                                               9.7
                                                ------------------------------------------------------
Balance at June 30, 2002                             $448.0              $165.6             $120.6
                                                ======================================================


      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

7.    Investment in Verizon Ventures III Inc.

      In December, 2000, we transferred advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

                             Verizon Northwest Inc.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred assets to us, after required state regulatory approvals were obtained in the jurisdictions of Idaho and Oregon. Ventures III transferred advanced data assets back to us, after required state regulatory approvals were obtained, with an aggregate net book value of $13.2 million in Washington on January 1, 2002. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $9.7 million in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

8.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $16.7 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

      During the fourth quarter of 2001, we recorded a charge of $3.0 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3.8 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 130 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $2.7 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $12.2 million driven by our financial statement exposure of WorldCom Inc.

                             Verizon Northwest Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $93.1 million for the six month period ended June 30, 2002, compared to net income of $127.5 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $3.8 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $12.2 million driven by our financial statement exposure of WorldCom Inc.

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

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                  Six Months Ended June 30,
                                          -------------------------------------
                                                 2002                   2001
-------------------------------------------------------------------------------
Local services                                 $261.7                 $290.5
Network access services                         274.9                  278.8
Long distance services                           16.6                   18.4
Other services                                   50.7                   51.1
                                          -------------------------------------
Total                                          $603.9                 $638.8
                                          =====================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                             Verizon Northwest Inc.

LOCAL SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(28.8)       (9.9)%
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

      Local service revenues decreased in the first six months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 3.4% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for interconnection of their network with our network and price reductions for some basic wireline services, further contributed to the decrease in local service revenues.

NETWORK ACCESS SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(3.9)       (1.4)%
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

       Network access service revenue declined in the first six months of 2002 primarily due to mandated and contractual price reductions on intrastate and interstate access services and other regulatory decisions. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs. These decreases were partially offset by higher customer demand for special access services particularly for high-capacity, high-speed digital services and by the reintegration of Ventures III.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(1.8)       (9.8)%
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

       Long distance service revenues declined in the first six months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy.

                             Verizon Northwest Inc.

OTHER SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(.4)          (.8)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to lower CPE sales and lower revenue from directory sales. These decreases were substantially offset by an increase in sales and services to affiliates.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                          $40.8          14.9%
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

      The increase in operations and support expenses was primarily attributable to higher centralized services expenses allocated to us by Verizon Services, as well as an increase in the provision for uncollectible accounts receivable. The reintegration of Ventures III and employee severance costs recorded in the second quarter of 2002 also contributed to the increase in operations and support expenses. The effect of declining workforce levels, as well as lower interconnection and related costs associated with reciprocal compensation arrangements partially offset the increase in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                       Increase/(Decrease)
--------------------------------------------------------------------------------
      Six Months                                    $ ---                ---%
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

      Depreciation and amortization expense was unchanged for the first six months of 2002 primarily due to the effect of lower rates of depreciation, offset by growth in depreciable telephone plant and increased software amortization costs.

                             Verizon Northwest Inc.


OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $8.7            103.6%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III in the fourth quarter of 2001 and the first quarter of 2002, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                               (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(6.3)      (22.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily due to the effect of maturing long-term debt in May of 2001 and lower interest rates on short-term debt with an affiliate. These decreases were partially offset by the effect of higher average levels of short-term debt with an affiliate and lower capitalized interest costs resulting from lower average telephone plant under construction.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      36.5%
--------------------------------------------------------------------------------
      2001                                                      38.5%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits and by a decrease in non-recurring income tax expense.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                             Verizon Northwest Inc.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                             Verizon Northwest Inc.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit
              Number
              ------

                3.1    Amended and Restated Articles of Incorporation of
                       Verizon Northwest Inc.
                3.2    Amended and Restated Bylaws of Verizon Northwest Inc.
                12     Computation of Ratio of Earnings to Fixed Charges.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                             Verizon Northwest Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon Northwest Inc.


Date:  August 14, 2002                 By  /s/ Edwin F. Hall
                                           --------------------------------
                                               Edwin F. Hall
                                               Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                  EXHIBIT INDEX


             Exhibit
             Number
             ------

                3.1     Amended and Restated Articles of Incorporation of
                        Verizon Northwest Inc.
                3.2     Amended and Restated Bylaws of Verizon Northwest Inc.
                 12     Computation of Ratio of Earnings to Fixed Charges.